Form 10-Q
period 2016-11-16
Newmarkt Corp.
filed 2016-11-16
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-212821

NEWMARKT CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7510 (Primary Standard Industrial Classification Number)	35-2540672 (IRS Employer Identification Number)

P.O.BOX 1408, 5348 VEGAS DRIVE

89108 LAS VEGAS, NEVADA, USA

+3 (705) 2078574

info@newmarktcorp.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of October 31, 2016 there were 2,000,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim condensed financial statements of Newmarkt Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

NEWMARKT CORP.

BALANCE SHEET

OCTOBER 31, 2016

(UNAUDITED)

ASSETS	October 31, 2016	April 30, 2016
Current Assets
Cash	$581	917
Prepaid expense	3,441	3,598
Total Current Assets	4,022	4,515 61,373
Equipment net, Accumulated depreciation of $8,985 and $2,302	54,690
Total Assets	$58,712	65,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	-	7,500
Customer deposits	-	2,800
Loan payable, related party	62,710	62,710
Total Current Liabilities and Total Liabilities	$62,710	73,010

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Accumulated deficit	(5,998)	(9,122)
Total Stockholder’s Deficit	$(3,998)	(7,122)

Total Liabilities and Stockholder’s Deficit	$58,712	65,888

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2016

(UNAUDITED)

	Three months ended October 31, 2016	Three months ended October 31, 2015	Six months ended October 31, 2016	Six months ended October 31, 2015

REVENUES	$4,950	-	17,050	-

OPERATING EXPENSES
General and Administrative Expenses	(7,850)	(5)	(13,926)	(1,205)
TOTAL OPERATING EXPENSES	(7,850)	(5)	(13,926)	(1,205)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,900)	(5)	3,124	(1,205)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,900)	(5)	3,124	(1,205)
			0.00
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	0.00		0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	-	2,000,000	-

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2016

 (UNAUDITED)

	Six months ended October 31, 2016	Six months ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$3,124	(1,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,682	-
Changes in operating assets and liabilities:
Decrease in Prepaid expense Decrease in Customer deposits	158 (2,800)	- -
Decrease in Accrued expenses	(7,500)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(336)	(1,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	1,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	1,200

NET DECREASE IN CASH	(336)	(5)

Cash, beginning of period	917	-

Cash, end of period	$581	(5)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newmarkt Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of October 31, 2016. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as October 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended October 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto as of April 30, 2016 and for the period then ended included on Form S-1A filled with the SEC on October 6, 2016.

Start-up costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity. The company has no assets or liabilities valued at fair value on a recurring basis.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of sport equipment (different kind of Segway and bicycles, dual wheels self-balancing electric scooter) is five years, related safety equipment is two years. Useful life of current version of web site is one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company rents its equipment on a short-term basis and records the revenue at the time the rental is completed.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2016 there were no differences between our comprehensive loss and net loss.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM RELATED PARTY

As of October 31, 2016, our sole director and shareholder has loaned to the Company $62,710. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $62,710 as of October 31, 2016.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 20, 2016, the Company issued 2,000,000 shares of common stock to the Company’s founder for cash proceeds of $2,000 at $0.001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of October 31, 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We currently rent our physical property in Lithuania for a $400 monthly fee, starting on February 1, 2016 until February 1, 2018. This location serves as our primary office for planning and implementing our business plan. The Company has signed two additional lease agreements in Vilnius Lithuania, which commenced in June 2016, for $280 and $200 monthly fee. Terms of the Lease end on the 1st day of June 2017.

NOTE 7 – INCOME TAXES

The Company has approximately $5,998 of net operating losses (“NOL”) available to be carried forward to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – CONCENTRATIONS

For the six months ended October 31, 2016 all revenue was earned from two customers, which represented 81% and 19% of total revenue for this period. 100% of the Company’s equipment was purchased from one supplier.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to October 31, 2016 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Newmarkt Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

ORGANIZATION

On July 17, 2015, the Company was incorporated under the laws of the State of Nevada. We are engaged in business of renting out bicycles and Segways.

Denis Razvodovskij has served as our President, Treasurer and as a Director, from July 17, 2015, until the current date. Our board of directors is comprised of one person: Denis Razvodovskij.

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. On January 20, 2016, Denis Razvodovskij, our President and a Director purchased an aggregate of 2,000,000 shares of common stock at $0.001 per share, for aggregate proceeds of $2,000.

IN GENERAL

We were incorporated on July 17, 2015 in the State of Nevada, USA. The Company’s business operations are located in Lithuania. Newmarkt Corp. since inception to the date of this filing has generated limited revenues in Lithuania. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, purchasing our equipment and entering into service agreements with our first customer, we also have leased three offices until the day of this filing and registered a webpage www.newmarktcorp.com and fill it in with basic initial information about us. We received our initial funding of $2,000 from our sole officer and director who purchased 2,000,000 shares of common stock at $0.001 per share.

Newmarkt Corp. is currently in negotiations with two potential customers Trav Lt and Around Lithuania travel agencies, which are interested in our service and we are planning to sing service agreements with them in the very near future, but there is no guarantee that we will reach agreements with these two potential customers.

We are a start-up company, which is in the business of renting out bicycles, Segways and related equipment. We intend to use the net proceeds from this offering to develop our business operations. To implement our plan of operations we require a minimum funding of $40,000 for the next twelve months. After twelve months period we may need additional financing. If we do not generate any additional revenue we may need a minimum of $10,000 of additional funding to pay for SEC filing requirements. Denis Razvodovskij, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company’s registration address is located at P.O. Box 1408, 5348 Vegas drive 89108 Las Vegas, Nevada, USA.

Our operations to date have been devoted primarily to start-up and development activities, which include:

(i)                   Formation of the Company;

(ii)                 Development of our 12 moth business plan;

(iii)                Leasing a place to offer, store and service our equipment;

(iv)               Purchasing our operating equipment;

(v)                 Website creation;

(vi)               Signing service agreements with our first customers.

INITIAL FOCUS OF OUR BUSINESS

Newmarkt Corp. represents itself as bicycle and Segways renting out company. We are offering such service to touristic companies at the moment where tourists, friends, families can organize, plan, develop their own unique vacation on bikes and Segways for a long time, just for a day or for a couple of hours.

We are in the early stages of developing our growing plan to offer a rent bicycle service in Lithuania. We believe that the fact that the city of Vilnius, where we are starting our business, is popular among tourists gives the Company more opportunities to succeed.

We currently have some revenues and some operating history. The Company currently has two major customers to work with. We expect to get other customers and expand our service sales and our operations by the end of the fiscal year. Our plan of operations over the 12 month period following successful completion of our offering is to develop and establish our bicycles renting business by establishing our second and third office, developing our website, attempting to enter into more supply agreements with prospective distributors and manufacturers of bicycles and Segways, engage in advertising and marketing activities and hire personal and sales service specialist.

Newmarkt Corp. is currently in negotiations with two potential customers Trav Lt and Around Lithuania travel agencies, which are interested in our service and we are planning to sing service agreements with them in the very near future.

STARTUP EQUIPMENT

We believe that rental bicycle has never been more in demand these days now that gas prices are rising, and tourists would rather rent bicycles rather than cars on a short distance of traveling. Our most obvious startup requirements for a renting business are bicycles, Segways and safety equipment. A fleet of thirty-three adult and twenty one children bicycles and thirty Segways we believe are enough to start rental operation, further more we will buy additional portion of the equipment. We consider the fact that cycling can be dangerous and in this case we will provide our customers with helmets and safety equipment. The Company does not maintain any liability insurance with customer injuries while renting your equipment.

The Company is planning to expand the range of offered equipment. There will be dual wheels self-balancing electric scooter, balancing electronic skateboards; additional safety equipment is accordance to purchased units of equipment and initial spare parts.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China or the Lithuania will have a material impact on the way we conduct our business.

FACILITIES

We currently rent our physical property in Lithuania. Our current business address is Seimyniskiu g. 23 Vilnius 09200 Lithuania. Our telephone number is (705) 2078574. This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are not sufficient for its needs for at least the next 12 months. The Company has signed two additional lease agreements in Vilnius Lithuania. New offices are currently serving as warehouses for our equipment and we are preparing the property for opening in July.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Denis Razvodovskij, is an independent contractor to the Company and currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr. Razvodovskij plans to devote, as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month ended October 31, 2016 and 2015:

Revenue and cost of goods sold

For the three months ended October 31, 2016 and 2015 the Company generated total revenue of $4,950 and $0 from renting out bicycles and Segways.

For the six months ended October 31, 2016 and 2015 the Company generated total revenue of $17,050 and $0 from renting out bicycles and Segways.

Operating expenses

Total operating expenses for the three month ended October 31, 2016 and 2015 were $7,850 and $5.

Total operating expenses for the six month ended October 31, 2016 and 2015, were $13,926 and $1,205. The operating expenses for the six month ended October 31, 2016 and 2015 included Accounting/Audit Fees of $1,750 and $0; Depreciation Expense of $6,682 and $0; Bank Service Charges of $394 and $5; Legal of $300 and $0; Rent Expense of $4,800 and $0; Incorporatıon fees of $0 and $1,200.

Net Loss

The net loss for the three month ended October 31, 2016 and 2015 was $2,900 and $5.

The net income/loss for the six month ended October 31, 2016 and 2015 was $3,124 and $1,205.

Liquidity and Capital Resources and Cash Requirements

At October 31, 2016, the Company had cash of $581 ($917 as of April 30, 2016). Furthermore, the Company had a working capital deficit of $58,688 ($68,495 as of April 30, 2016).

During the six month ended October 31, 2016, the Company used $336 of cash in operating activities due to its net income $3,124 and decrease in Prepaid expense of $158, decrease in Customer deposits of $2,800, decrease in Accrued expenses of $7,500 and Depreciation of $6,682. During the six month ended October 31, 2015, the Company used $1,205 of cash in operating activities.

During the six month ended October 31, 2016 and 2015 the Company used no cash in investing activities.

During the six month ended October 31, 2016 and 2015, the Company generated $0 and $1,200 of cash in financing activities.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.       We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.       We did not maintain appropriate cash controls – As of October 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.       We did not implement appropriate information technology controls – As at October 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the six months ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the six months ended October 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended October 31, 2016.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania November __, 2016.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)