Form 10-Q
period 2017-02-22
Newmarkt Corp.
filed 2017-02-22
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2017

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

Yes [  ] No [X]

As of January 31, 2017 there were 2,667,500 shares outstanding of the registrant’s common stock.

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

NEWMARKT CORP.

BALANCE SHEETS

 (UNAUDITED)

ASSETS	January 31, 2017	April 30, 2016
Current Assets
Cash	$4,553	917
Prepaid expense	9,666	3,598
Total Current Assets	14,219	4,515 61,373
Equipment net, Accumulated depreciation of $12,357 and $2,302	53,572
Total Assets	$67,791	65,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	-	7,500
Customer deposits	-	2,800
Loan payable, related party	62,710	62,710
Total Current Liabilities and Total Liabilities	$62,710	73,010

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,667,500 and 2,000,000 shares issued and outstanding accordingly	2,668	2,000
Additional Paid Capital	25,960	-
Accumulated deficit	(23,547)	(9,122)
Total Stockholder’s Equity (Deficit)	$5,081	(7,122)

Total Liabilities and Stockholder’s Deficit	$67,791	65,888

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF OPERATIONS

 (UNAUDITED)

	Three months ended January 31, 2017	Three months ended January 31, 2016	Nine months ended January 31, 2017	Period July 17, 2015 (Inception) to January 31, 2016

REVENUES	$4,920	-	21,970	-

OPERATING EXPENSES
General and Administrative Expenses	(22,469)	(581)	(36,395)	(1,786)
TOTAL OPERATING EXPENSES	(22,469)	(581)	(36,395)	(1,786)

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,549)	(581)	(14,425)	(1,786)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,549)	(581)	(14,425)	(1,786)
			0.00
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	0.00		0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,390,543	60,274	2,192,192	60,274

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2017

 (UNAUDITED)

	Nine months ended January 31, 2017	Nine months ended January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,425)	(1,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,054	-
Changes in operating assets and liabilities:
Decrease/increase in Prepaid expense Decrease/increase in Customer deposits	(6,068) (2,800)	(2,640) 4,880
Decrease/increase in Accrued expenses	(7,500)	420
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,739)	874

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,253)	(3,675)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(2,253)	(3,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	- 26,628	2,600 2,000
Proceed from issuance of common stock
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,628	4,600

NET INCREASE IN CASH	3,636	1,799

Cash, beginning of period	917	-

Cash, end of period	$4,553	1,799

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newmarkt Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of January 31, 2017. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended January 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto as of April 30, 2016 and for the period then ended included on Form S-1A filled with the SEC on October 6, 2016.

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

JANUARY 31, 2017

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2017 there were no differences between our comprehensive loss and net loss.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM RELATED PARTY

As of January 31, 2017, our sole director and shareholder has loaned to the Company $62,710. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $62,710 as of January 31, 2017.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 20, 2016, the Company issued 2,000,000 shares of common stock to the Company’s founder for cash proceeds of $2,000 at $0.001 per share.

During November 2016, the Company issued 150,000 shares of common stock for cash proceeds of $5,970 at $0.04 per share.

During December 2016, the Company issued 500,000 shares of common stock for cash proceeds of $19,958 at $0.04 per share.

During January 2017, the Company issued 17,500 shares of common stock for cash proceeds of $700 at $0.04 per share.

There were 2,667,500 shares of common stock issued and outstanding as of January 31, 2017.

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

NOTE 7 – INCOME TAXES

The Company has approximately $23,547 of net operating losses (“NOL”) available to be carried forward to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – CONCENTRATIONS

For the three months ended January 31, 2017 all revenue was earned from one customer, which represented 100% of total revenue for this period. 100% of the Company’s equipment was purchased from one supplier.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 8 – CONCENTRATIONS (CONTINUED)

For the nine months ended January 31, 2017 all revenue was earned from three customers, which represented 53%, 25% and 22% of total revenue for this period. 100% of the Company’s equipment was purchased from one supplier.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to January 31, 2017 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Newmarkt Corp. is currently in negotiations with three potential customers Trav Lt and Around Lithuania travel agencies, which are interested in our service and we are planning to sing service agreements with them in the very near future, but there is no guarantee that we will reach agreements with these two potential customers.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month ended January 31, 2017 and 2016:

Revenue and cost of goods sold

For the three months ended January 31, 2017 and 2016 the Company generated total revenue of $4,920 and $0 respectively from renting out bicycles and Segways.

For the nine months ended January 31, 2017 and 2016 the Company generated total revenue of $21,970 and $0 respectively from renting out bicycles and Segways.

Operating expenses

Total operating expenses for the three month ended January 31, 2017 and 2016 were $22,469 and $581 respectively.

Total operating expenses for the nine month ended January 31, 2017 and 2016 were $36,395 and $1,786. The operating expenses for the nine month ended January 31, 2017 and 2016 included Accounting/Audit Fees of $3,500 and $0; Depreciation Expense of $10,054 and $0; Bank Service Charges of $969 and $166; Professional Fees of $1,500 and $0; Legal of $1,300 and $0; Rent Expense of $7,440 and $0; Incorporatıon fees of $0 and $1,200; Website Expenses of $0 and $420; Repairs and Maintenance of $10,437 and $0; Retired Property of $1,195 and $0.

Net Loss

The net loss for the three month ended January 31, 2017 and 2016 was $17,549 and $581 respectively.

The loss for the nine month ended January 31, 2017 and 2016 was $14,425 and $1,786 respectively.

Liquidity and Capital Resources and Cash Requirements

At January 31, 2017, the Company had cash of $4,553 ($917 as of April 30, 2016). Furthermore, the Company had a working capital deficit of $48,491 ($68,495 as of April 30, 2016).

During the nine month ended January 31, 2017, the Company used $20,739 of cash in operating activities due to its net loss $14,425 and increase in Prepaid expense of $6,068, decrease in Customer deposits of $2,800, decrease in Accrued expenses of $7,500 and Depreciation of $10,054. During the nine month ended January 31, 2016, the Company used $874 of cash in operating activities.

During the nine month ended January 31, 2017 and 2016 the Company used $2,253 and $3,675 of cash in investing activities.

During the nine month ended January 31, 2017 and 2016, the Company generated $26,628 and $4,600 of cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of January 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at January 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the nine months ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities took place during the nine months ended January 31, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended January 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania February 22, 2017.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)