Form 10-K
period 2017-04-30
Newmarkt Corp.
filed 2017-07-27
CIK 1679817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-212821

NEWMARKT CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7510 (Primary Standard Industrial Classification Number)	35-2540672 (IRS Employer Identification Number)

P.O.BOX 1408,5348 VEGAS DRIVE

89108 LAS VEGAS, NEVADA, USA

+3 (705) 2078574

info@newmarktcorp.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,667,500 common shares issued and outstanding as of July 17, 2017.

PART I

Item 1. Description of Business

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

INITIAL FOCUS OF OUR BUSINESS

Newmarkt Corp. represents itself as bicycle and Segway renting out company. We are offering such service to touristic companies at the moment where tourists, friends, families can organize, plan, develop their own unique vacation on bikes and Segway for a long time, just for a day or for a couple of hours.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker- dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all. We may not now and it may never qualify for quotation on the OTC Bulletin Board.

HOLDERS

As of April 30, 2017, the Company had 2,667,500 shares of our common stock issued and outstanding held by 34 holders of record.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

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

There were 2,667,500 shares of common stock issued and outstanding as of April 30, 2017.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the year ended April 30, 2017 and 2016:

Revenue and cost of goods sold

For the year ended April 30, 2017 and 2016 the Company generated total revenue of $26,585 and $7,480 respectively from renting out bicycles and Segway.

Operating expenses

Total operating expenses for the year ended April 30, 2017 and 2016 were $59,789 and $16,602. The operating expenses for the year ended April 30, 2017 and 2016 included Accounting/Audit Fees of $12,000 and $9,500; Advertising Expense of $1,200 and $0; Depreciation Expense of $13,548 and $2,302; Bank Service Charges of $1,222 and $163; Professional Fees of $6,003 and $0; Legal of $5,300 and $1,650; Rent Expense of $10,080 and $1,200; Website Expenses of $0 and $420; Repairs and Maintenance of $10,437 and $0;  Retired Property  of $1,195 and $0.

Loss for disposal of equipment for the year ended April 30, 2017 was $1,295.

Net Loss

The net loss for the  year ended April 30, 2017 and 2016 was $34,499 and $9,122 respectively.

Liquidity and Capital Resources and Cash Requirements

At April 30, 2017, the Company had cash of $712 ($917 as of April 30, 2016). Furthermore, the Company had a working capital deficit of $25,912 ($68,495 as of April 30, 2016).

During the year ended April 30, 2017, the Company used $33,384 of cash in operating activities due to its net loss $34,499 and increase in Prepaid expense of $11,928, decrease in Customer deposits of $2,800, Loss on disposal of equipment of $1,295, increase in Accrued expenses of $1,000 and Depreciation of $13,548. During the year ended April 30, 2016, the Company used $118 of cash in operating activities.

During the year ended April 30, 2017 and 2016 the Company has provided $6,551 and $63,675 of cash from investing activities.

During the year ended April 30, 2017 and 2016, the Company generated $26,628 and $64,710 of cash in financing activities.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Management’s discussion and analysis

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of April 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at April 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

NEWMARKT CORP.

FINANCIAL STATEMENTS

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

                     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newmarkt Corp.

We have audited the accompanying balance sheet of Newmarkt Corp (the “Company”) as of April 30, 2017 and 2016, and the related statements of operations, changes in stockholders deficit, and cash flows for the year ended April 30, 2017 and for the period from inception (July 17, 2015) to April 30, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmarkt Corp. as of April 30, 2017 and 2016, and the results of its operations and cash flows for the year ended April 30, 2017 and for the period from inception (July 17, 2015) to April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had not generated sufficient revenue to cover its operating costs, has incurred losses from inception, and has an accumulated deficit of $43,621 at April 30, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

               /S/Paritz & Company, P.A.

Hackensack, New Jersey

July 18, 2017

NEWMARKT CORP.

BALANCE SHEETS

ASSETS	April 30, 2017	April 30, 2016
Current Assets
Cash	$712	917
Prepaid expense	15,526	3,598
Accounts receivable	29,060	-
Total Current Assets	45,298	4,515
Equipment net, Accumulated depreciation of $15,850 and $2,302	10,919	61,373
Total Assets	$56,217	65,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	8,500	7,500
Customer deposits	-	2,800
Loan payable, related party	62,710	62,710
Total Current Liabilities and Total Liabilities	$71,210	73,010

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 2,667,500 and 2,000,000 shares issued and outstanding at April 30, 2017 and 2016, respectively	2,668	2,000
Additional Paid Capital	25,960	-
Accumulated deficit	(43,621)	(9,122)
Total Stockholder’s Deficit	$(14,993)	(7,122)

Total Liabilities and Stockholder’s Deficit	$56,217	65,888

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF OPERATIONS

	Year ended April 30, 2017	Period from inception (July 17, 2015) to April 30, 2016

REVENUES	$26,585	7,480

OPERATING EXPENSES
General and Administrative Expenses	(59,789)	(16,602)
LOSS FROM OPERATIONS	(33,204)	(9,122)

Loss on disposal of equipment	(1,295)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(34,499)	(9,122)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(34,499)	(9,122)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,208,705	553,425

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Deficit

Inception, July 17, 2015	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on January 20, 2016	2,000,000	2,000	-	-	2,000

Net loss for the period ended April 30, 2016	-	-	-	(9,122)	(9,122)

Balance, April 30, 2016	2,000,000	$2,000	$-	$(9,122)	$(7,122)
Shares issued for cash at $0.04	667,500	668	25,960	-	26,628

Net loss for the year ended April 30, 2017	-	-	-	(34,499)	(34,499)

Balance, April 30, 2017	2,667,500	$2,668	$25,960	$(43,621)	$(14,993)

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF CASH FLOWS

	Year ended April 30, 2017	Period from inception (July 17, 2015) to April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(34,499)	(9,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,548	2,302
Loss on disposal of equipment	1,295	-
Changes in operating assets and liabilities:
Prepaid expense Customer deposits	(11,928) (2,800)	(3,598) 2,800
Increase in Accrued expenses	1,000	7,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(33,384)	(118)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of sale of equipment	10,000	-
Purchase of equipment	(3,449)	(63,675)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,551	(63,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	62,710
Proceeds from issuance of common stock	26,628	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,628	64,710

NET INCREASE (DECREASE) IN CASH	(205)	917

Cash, beginning of year	917	-

Cash, end of year	$712	917

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

(AUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newmarkt Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had not generated sufficient revenue to cover its operating costs, has incurred losses from inception, and has an accumulated deficit of $43,621 at April 30, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

(AUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

(AUDITED)

NOTE 4 – EQUIPMENT

Equipment
Cost
As at July 17, 2015	$-
Additions	63,675
Disposals	-
As at April 30, 2016	$63,675
Additions	3,449
Disposals	(40,355)
As at April 30, 2017	$26,769

Depreciation
As at July 17, 2015	(-)
Change for the period	(2,302)
As at April 30, 2016	$(2,302)
Change for the period	(13,548)
As at April 30, 2017	$(15,850)

Net book value	$10,919

NOTE 5 – LOAN FROM RELATED PARTY

As of April 30, 2017, our sole director and shareholder has loaned to the Company $62,710. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $62,710 as of April 30, 2017.

NOTE 6 – COMMON STOCK

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

There were 2,667,500 shares of common stock issued and outstanding as of April 30, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

(AUDITED)

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended April 30, 2017 and period from inception to April 30, 2016 to the company’s effective tax rate is as follows:

	Year ended April 30, 2017	April 30, 2016
Tax benefit at U.S. statutory rate	$(11,730)	(3,101)

Change in valuation allowance	$11,730	3,101
	$-	-

The effects of temporary differences that give rise to the Company’s deferred tax asset as of April 30, 2017 and as of April 30, 2016 are as follows:

	April 30, 2017	April 30, 2016
Deferred tax assets:
Net operating loss	$14,831	3,101
Valuation allowance	$(14,831)	(3,101)
	$-	-

Change in valuation allowance:

Balance, July 17, 2015 (Inception)	$-
Increase in valuation allowance	(3,101)
Increase in valuation allowance Balance, April 30, 2017	(11,730)
$(14,831)

The Company has approximately $43,621 of net operating losses (“NOL”) available to be carried forward to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – CONCENTRATIONS

For the period from inception to April 30, 2016 all revenue was earned from two customers, which represented 65% and 35% of total revenue. 100% of the Company’s equipment was purchased from one supplier.

For the year ended April 30, 2017 all revenue was earned from five customers, which represented 44%, 20%, 18%, 15% and 3% of total revenue for this period. 100% of the Company’s equipment was purchased from one supplier.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to April 30, 2017 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Denis Razvodovskij	28	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

DENIS RAZVODOVSKIJ

Mr. Razvodovskij has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since July 17, 2015. For the past five years the director worked for UAB “Kantorius” in Vilnius, Lithuania in the field of information technologies and services. Mr. Razvodovskij’s desire to found our company led to our conclusion that Mr. Razvodovskij should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal year April 30, 2017:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Denis Razvodovskij, President	2017	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of April 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Denis Razvodovskij, President	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,667,500 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Denis Razvodovskij	2,000,000	74.98%
.

Item 13. Certain Relationships and Related Transactions

Mr. Razvodovskij is considered to be a promoter, and currently is the only promoter, of Newmarkt Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On January 20, 2016, we offered and sold 2,000,000 shares of common stock to Denis Razvodovskij, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,000.

As of April 30, 2017, Denis Razvodovskij has loaned us $62,710. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended April 30, 2017 and 2016 for professional services rendered by PARITZ & COMPANY, P.A., our independent auditor:

Fees	2017	2016
Audit Fees	$12,000	$9,500
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$12,000	$9,500

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditor. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania on 27 day of July 2017.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)