Form 10-Q
period 2017-07-31
Newmarkt Corp.
filed 2017-08-31
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2017

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of July 31, 2017 there were 2,667,500 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim financial statements of Newmarkt Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

NEWMARKT CORP.

BALANCE SHEETS

(UNAUDITED)

ASSETS	July 31, 2017	April 30, 2017
Current Assets
Cash	$805	712
Prepaid expense	22,249	15,526
Accounts receivable	25,165	29,060
Total Current Assets	48,219	45,298
Equipment net, Accumulated depreciation of $16,775 and $15,850	9,994	10,919
Total Assets	$58,213	56,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	8,500	8,500
Loan payable, related party	62,710	62,710
Total Current Liabilities and Total Liabilities	$71,210	71,210

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 2,667,500 shares issued and outstanding at July 31, 2017 and April 30, 2017	2,668	2,668
Additional Paid Capital	25,960	25,960
Accumulated deficit	(41,625)	(43,621)
Total Stockholder’s Deficit	$(12,997)	(14,993)

Total Liabilities and Stockholder’s Deficit	$58,213	56,217

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended July 31, 2017	Three months ended July 31, 2016

REVENUES	$20,710	$12,100

OPERATING EXPENSES
General and Administrative Expenses	(18,714)	(6,076)
TOTAL OPERATING EXPENSES	(18,714)	(6,076)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,996	6,024

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$1,996	$6,024

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,667,500	2,000,000

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended July 31, 2017	Three months ended July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$1,996	6,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	925	3,341
Changes in operating assets and liabilities:
Accounts receivable	3,895	-
Prepaid expense Customer deposits	(6,723) -	918 (2,800)
Accrued expenses	-	(7,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	93	(17)

NET INCREASE (DECREASE) IN CASH	93	(17)

Cash, beginning of period	712	917

Cash, end of period	$805	900

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newmarkt Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had not generated sufficient revenue to cover its operating costs, has incurred losses from inception, and has an accumulated deficit of $41,625 at July 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

JULY 31, 2017

(UNAUDITED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017

(UNAUDITED)

NOTE 4 – EQUIPMENT

Equipment
Cost
As at July 17, 2015	$-
Additions	63,675
Disposals	-
As at April 30, 2016	$63,675
Additions	3,449
Disposals	(40,355)
As at April 30, 2017	$26,769
Additions	-
Disposals	-
As at July 31, 2017	$26,769

Depreciation
As at July 17, 2015	(-)
Change for the period	(2,302)
As at April 30, 2016	$(2,302)
Change for the period	(13,548)
As at April 30, 2017	$(15,850)
Change for the period	(925)
As at July 31, 2017	$(16,775)

Net book value	$9,994

NOTE 5 – LOAN FROM RELATED PARTY

As of July 31, 2017, our sole director and shareholder has loaned to the Company $62,710. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $62,710 as of July 31, 2017.

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

There were 2,667,500 shares of common stock issued and outstanding as of July 31, 2017.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017

(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We currently rent our physical property in Lithuania for a $400 monthly fee, starting on February 1, 2016 until February 1, 2018. This location serves as our primary office for planning and implementing our business plan. The Company has signed two additional lease agreements in Vilnius Lithuania, which commenced in June 2016, for $280 and $200 monthly fee. Terms of the Lease end on the 1st day of June 2017. The lease has been renewed with the term beginning on the June 1, 2017 and ending on the June 1, 2018 with the same monthly fee of $280 and $200.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended July 31, 2017 and July 31, 2016 to the company’s effective tax rate is as follows:

	July 31, 2017	July 31, 2016
Tax provision (benefit) at U.S. statutory rate	$679	(2,048)

Change in valuation allowance	$(679)	2,048
	$-	-

The effects of temporary differences that give rise to the Company’s deferred tax asset as of July 31, 2017 and as of April 30, 2017 are as follows:

	July 31, 2017	April 30, 2017
Deferred tax assets:
Net operating loss	$14,153	14,831
Valuation allowance	$(14,153)	(14,831)
	$-	-

The Company has approximately $41,625 of net operating losses (“NOL”) available to be carried forward to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – CONCENTRATIONS

For the three months ended July 31, 2017 all revenue was earned from one customer, which represented 100% of total revenue. From inception to July 31, 2017 all revenue was earned from six customers, which represented 30%, 15%, 9%, 7%, 1% and 38% of total revenue for this period.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to July 31, 2017 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Newmarkt Corp. is currently in negotiations with three potential customers Trav Lt and Around Lithuania travel agencies, which are interested in our service and we are planning to sign service agreements with them in the very near future, but there is no guarantee that we will reach agreements with these two potential customers.

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

Newmarkt Corp. is currently in negotiations with two potential customers Trav Lt and Around Lithuania travel agencies, which are interested in our service and we are planning to sign service agreements with them in the very near future.

EQUIPMENT

We believe that rental bicycle has never been more in demand these days now that gas prices are rising, and tourists would rather rent bicycles rather than cars on a short distance of traveling. Our most obvious startup requirements for a renting business are bicycles, Segways and safety equipment. We consider the fact that cycling can be dangerous and in this case we will provide our customers with helmets and safety equipment. The Company does not maintain any liability insurance with customer injuries while renting the equipment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended July 31, 2017 and 2016:

Revenue and cost of goods sold

For the three months ended July 31, 2017 and 2016 the Company generated total revenue of $20,710 and $12,100 respectively from renting out bicycles and Segway.

Operating expenses

Total operating expenses for the three months ended July 31, 2017 and 2016 were $18,714 and $6,076. The operating expenses for the three months ended July 31, 2017 included Accounting/Audit Fees of $5,250; Depreciation Expense of $925; Bank Service Charges of $539; Professional Fees of $5,198; Legal of $3,514; Rent Expense of $2,640; Repairs and Maintenance of $648.

Net Income

The net income for the three months ended July 31, 2017 and 2016 was $1,996 and $6,024 respectively.

Liquidity and Capital Resources and Cash Requirements

At July 31, 2017, the Company had cash of $805 ($712 as of April 30, 2017). Furthermore, the Company had a working capital deficit of $22,991 ($25,912 as of April 30, 2017).

During the three months ended July 31, 2017, the Company used $93 of cash in operating activities due to its net income $1,996 and increase in Prepaid expense of $6,723, decrease in Accounts receivable of $3,895 and Depreciation of $925.

During the three months ended July 31, 2017 and 2016 the Company has provided no cash from investing activities.

During the three months ended July 31, 2017 and 2016, the Company generated no cash in financing activities.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 8 of Regulation S-X, we are not required to provide information required by this Item.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of July 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at July 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended July 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a “smaller reporting company” as defined by Item 8 of Regulation S-X, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three months ended July 31, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended July 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania August 31, 2017.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)