Form 10-Q
period 2017-10-31
Newmarkt Corp.
filed 2017-12-07
CIK 1679817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended: October 31, 2017
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Transition Period from	to____________
Commission File Number: 333-212821

NEWMARKT CORP.

(Exact name of registrant as specified in its charter)

Nevada	7510	35-2540672

(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer Identification
Incorporation or Organization)	Classification Number)	Number)

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

Yes [ ] No [X]

As of October 31, 2017 there were 2,797,500 shares outstanding of the registrant’s common stock.

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

NEWMARKT CORP.
BALANCE SHEETS
(UNAUDITED)

ASSETS	October 31, 2017	April 30, 2017
Current Assets
Cash	$4,916	712
Prepaid expense	20,749	15,526
Accounts receivable	8,359	29,060
Total Current Assets	34,024	45,298
Equipment net, Accumulated depreciation of $17,699 and $15,850	9,070	10,919
Total Assets	$43,094	56,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	1,750	8,500
Loan payable, related party	62,710	62,710
Total Current Liabilities and Total Liabilities	$64,460	71,210

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
2,667,500 shares issued and outstanding at October 31, 2017 and
April 30, 2017	2,668	2,668
Additional Paid Capital	25,960	25,960
Accumulated deficit	(49,994)	(43,621)
Total Stockholder’s Deficit	$(21,366)	(14,993)

Total Liabilities and Stockholder’s Deficit	$43,094	56,217

See accompanying notes to financial statements.

	NEWMARKT CORP.
STATEMENT OF OPERATIONS
	(UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016

REVENUES	$730	$4,950	$21,440	$17,050

OPERATING EXPENSES
General and Administrative Expenses	(9,099)	(7,850)	(27,813)	(13,926)
TOTAL OPERATING EXPENSES	(9,099)	(7,850)	(27,813)	(13,926)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(8,369)	(2,900)	(6,373)	3,124

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(8,369)	$(2,900)	$(6,373)	$3,124

NET INCOME (LOSS) PER SHARE: BASIC
AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	2,667,500	2,000,000	2,667,500	2,000,000

See accompanying notes to financial statements.

NEWMARKT CORP.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended	Six months ended
	October 31, 2017	October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(6,373)	3,124
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,849	6,682
Changes in operating assets and liabilities:
Accounts receivable	20,701	-
Prepaid expense	(5,223)	158
Customer deposits	-	(2,800)
Accrued expenses	(6,750)	(7,500)
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	4,204	(336)

NET INCREASE (DECREASE) IN CASH	4,204	(336)

Cash, beginning of period	712	917

Cash, end of period	$4,916	581

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

NEWMARKT CORP.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2017
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newmarkt Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had not generated sufficient revenue to cover its operating costs, has incurred losses from inception, and has an accumulated deficit of $49,994 at October 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

These tiers include:

Level 1: Level 2: Level 3:

defined as observable inputs such as quoted prices in active markets; defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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
OCTOBER 31, 2017
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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM RELATED PARTY

As of October 31, 2017, our sole director and shareholder has loaned to the Company $62,710. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $62,710 as of October 31, 2017.

NEWMARKT CORP.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2017
(UNAUDITED)

NOTE 5 – EQUIPMENT
Equipment
Cost
As at July 17, 2015	$-
Additions	63,675
Disposals	-
As at April 30, 2016	$63,675
Additions	3,449
Disposals	(40,355)
As at April 30, 2017	$26,769
Additions	-
Disposals	-
As at October 31, 2017	$26,769

Depreciation
As at July 17, 2015	(-)
Change for the period	(2,302)
As at April 30, 2016	$(2,302)
Change for the period	(13,548)
As at April 30, 2017	$(15,850)
Change for the period	(1,849)
As at October 31, 2017	$(17,699)

Net book value	$9,070

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

On September 13, 2017 we have issued the additional certificates in amount of 130,000 shares.

There were total outstanding 2,797,500 shares; total restricted 2,130,000 shares; total non-restricted shares 667,500 as of October 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We currently rent our physical property in Lithuania for a $400 monthly fee, starting on February 1, 2016 until February 1, 2018. This location serves as our primary office for planning and implementing our business plan. The Company has signed two additional lease agreements in Vilnius Lithuania, which commenced in June 2017, for $280 and $200 monthly fee.

NEWMARKT CORP.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2017
(UNAUDITED)

NOTE 8 – INCOME TAXES

The Company has approximately $49,994 of net operating losses (“NOL”) available to be carried forward to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – CONCENTRATIONS

For the six months ended October 31, 2017 all revenue was earned from one customer, which represented 100% of total revenue. From inception to October 31, 2017 all revenue was earned from six customers, which represented 30%, 15%, 9%, 7%, 1% and 38% of total revenue for this period.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to October 31, 2017 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Newmarkt Corp. is currently in negotiations with the potential customers Trav Lt and Around Lithuania travel agencies, which are interested in our service and we are planning to sign service agreements with them in the very near future, but there is no guarantee that we will reach agreements with these two potential customers.

We are a company, which is in the business of renting out bicycles, Segways and related equipment. Denis Razvodovskij, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company’s registration address is located at P.O. Box 1408, 5348 Vegas drive 89108 Las Vegas, Nevada, USA.

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

EQUIPMENT

We believe that rental bicycle has never been more in demand these days now that gas prices are rising, and tourists would rather rent bicycles rather than cars on a short distance of traveling. Our most obvious startup requirements for a renting business are bicycles, Segway and safety equipment. We consider the fact that cycling can be dangerous and in this case we will provide our customers with helmets and safety equipment. The Company does not maintain any liability insurance with customer injuries while renting the equipment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six months ended October 31, 2017 and 2016:

Revenue and cost of goods sold

For the three months ended October 31, 2017 and 2016 the Company generated total revenue of $730 and $4,950 respectively from renting out bicycles and Segway.

For the six months ended October 31, 2017 and 2016 the Company generated total revenue of $21,440 and $17,050 respectively from renting out bicycles and Segway.

Operating expenses

Total operating expenses for the three months ended October 31, 2017 and 2016 were $9,099 and $7,850. The operating expenses for the three months ended October 31, 2017 included Depreciation Expense of $924; Bank Service Charges of $163; Professional Fees of $5,372; Rent Expense of $2,640.

Total operating expenses for the six months ended October 31, 2017 and 2016 were $27,813 and $13,926. The operating expenses for the six months ended October 31, 2017 included Accounting/Audit Fees of $5,250; Depreciation Expense of $1,849; Bank Service Charges of $702; Professional Fees of $10,570; Legal of $3,514; Rent Expense of $5,280; Repairs and Maintenance of $648.

Net Income

The net loss for the three months ended October 31, 2017 and 2016 was $8,369 and $2,900 respectively.

The net loss/income for the six months ended October 31, 2017 and 2016 was $6,373 and $3,124 respectively.

Liquidity and Capital Resources and Cash Requirements

At October 31, 2017, the Company had cash of $4,916 ($712 as of April 30, 2017). Furthermore, the Company had a working capital deficit of $30,436 ($25,912 as of April 30, 2017).

During the six months ended October 31, 2017, the Company used $4,204 of cash in operating activities due to its net loss $6,373 and increase in Accrued expenses of $6,750; increase in Prepaid expense of $5,223, decrease in Accounts receivable of $20,701 and Depreciation of $1,849.

During the six months ended October 31, 2017 the Company has provided no cash from investing activities.

During the six months ended October 31, 2017 the Company generated no cash in financing activities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a

     15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not maintain appropriate cash controls – As of October 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.
3.	We did not implement appropriate information technology controls – As at October 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the six months ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the six months ended October 31, 2017.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended October 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania December 7, 2017.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)