Form 10-K/A
period 2017-04-30
Newmarkt Corp.
filed 2018-02-07
CIK 1679817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Newmarkt Corp.’ Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (the “Form 10–K”), is solely to correct some inadvertent errors and  to furnish the certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) pertaining to section 302 of The Sarbanes-Oxley Act of 2002 (exhibit 31) and pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) pertaining to 18 U.S.C. Section 1350, as adopted pursuant  to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit 32) to the Form 10–K.

No other changes have been made to the Form 10-K for the fiscal year ended April 30, 2017. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K. Accordingly, this Amendment should be read in conjunction with the Form 10-K, as well as with the Company’s other filings with the SEC.

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

Table of Contents

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania on 7 day of February, 2018.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)