Form 10-Q/A
period 2017-07-31
Newmarkt Corp.
filed 2018-02-07
CIK 1679817

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Newmarkt Corp.  ’ Quarterly Report on Form 10–Q for the period ended July 31, 2017, filed with the Securities and Exchange Commission on August 31, 2017 (the “Form 10–Q”), is solely to correct some inadvertent errors and  to furnish the certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) (exhibit 31) and pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (exhibit 32) to the Form 10–Q.

The title of Certification of Principal Executive, Financial and Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) pertaining to section 302 of The Sarbanes-Oxley Act of 2002 (exhibit 31) was corrected.

No other changes have been made to the Form 10–Q for the period ended July 31, 2017. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania February 7, 2018.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)