Form 10-Q
period 2018-01-31
Newmarkt Corp.
filed 2018-03-06
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2018

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

Yes [  ] No [X]

As of January 31, 2018 there were 2,797,500 shares outstanding of the registrant’s common stock.

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

NEWMARKT CORP.

BALANCE SHEETS

(UNAUDITED)

ASSETS	January 31, 2018	April 30, 2017
Current Assets
Cash	$95	712
Prepaid expense	21,710	15,526
Accounts receivable	8,359	29,060
Total Current Assets	30,164	45,298
Equipment net, Accumulated depreciation of $18,624 and $15,850	8,145	10,919
Total Assets	$38,309	56,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	-	8,500
Loan payable, related party	87,710	62,710
Total Current Liabilities and Total Liabilities	$87,710	71,210

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 2,667,500 shares issued and outstanding at January 31, 2018 and April 30, 2017	2,668	2,668
Additional Paid Capital	25,960	25,960
Accumulated deficit	(78,029)	(43,621)
Total Stockholder’s Deficit	$(49,401)	(14,993)

Total Liabilities and Stockholder’s Deficit	$38,309	56,217

See accompanying notes to financial statements.

NEWMARKT CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended January 31, 2018	Three months ended January 31, 2017	Nine months ended January 31, 2018	Nine months ended January 31, 2017

REVENUES	$-	$4,920	$21,440	$21,970

OPERATING EXPENSES
General and Administrative Expenses	(28,035)	(22,469)	(55,848)	(36,395)
TOTAL OPERATING EXPENSES	(28,035)	(22,469)	(55,848)	(36,395)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(28,035)	(17,549)	(34,408)	(14,425)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(28,035)	$(17,549)	$(34,408)	$(14,425)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,667,500	2,390,543	2,667,500	2,192,192

See accompanying notes to financial statements.

.

NEWMARKT CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended January 31, 2018	Nine months ended January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(34,408)	(14,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,774	10,054
Changes in operating assets and liabilities:
Accounts receivable	20,701	-
Prepaid expense Customer deposits	(6,184) -	(6,068) (2,800)
Accrued expenses	(8,500)	(7,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,617)	(20,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,253)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	25,000	-
Proceed from issuance of common stock	-	26,628
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,000	26,628

NET INCREASE (DECREASE) IN CASH	(617)	3,636

Cash, beginning of period	712	917

Cash, end of period	$95	4,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to financial statements.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Newmarkt Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had not generated sufficient revenue to cover its operating costs, has incurred losses from inception, and has an accumulated deficit of $78,029 at January 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

JANUARY 31, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM RELATED PARTY

As of January 31, 2018, our sole director and shareholder has loaned to the Company $87,710. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $87,710 as of January 31, 2018.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

(UNAUDITED)

NOTE 5 – EQUIPMENT

Equipment
Cost
As at July 17, 2015	$-
Additions	63,675
Disposals	-
As at April 30, 2016	$63,675
Additions	3,449
Disposals	(40,355)
As at April 30, 2017	$26,769
Additions	-
Disposals	-
As at January 31, 2018	$26,769

Depreciation
As at July 17, 2015	(-)
Change for the period	(2,302)
As at April 30, 2016	$(2,302)
Change for the period	(13,548)
As at April 30, 2017	$(15,850)
Change for the period	(2,773)
As at January 31, 2018	$(18,624)

Net book value	$8,145

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

There were total outstanding 2,797,500 shares; total restricted 2,130,000 shares; total non-restricted shares 667,500 as of January 31, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We currently rent our physical property in Lithuania for a $400 monthly fee, starting on February 1, 2016 until February 1, 2018 and prolonged until February 1, 2020. This location serves as our primary office for planning and implementing our business plan. The Company has signed two additional lease agreements in Vilnius Lithuania, which commenced in June 2017, for $280 and $200 monthly fee.

NEWMARKT CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

(UNAUDITED)

NOTE 8 – INCOME TAXES

The Company has approximately $78,029 of net operating losses (“NOL”) available to be carried forward to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – CONCENTRATIONS

For the nine months ended January 31, 2018 all revenue was earned from one customer, which represented 100% of total revenue. From inception to January 31, 2018 all revenue was earned from six customers, which represented 30%, 15%, 9%, 7%, 1% and 38% of total revenue for this period.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to January 31, 2018 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine months ended January 31, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended January 31, 2018 and 2017 the Company generated total revenue of $0 and $4,920 respectively from renting out bicycles and Segway.

For the nine months ended January 31, 2018 and 2017 the Company generated total revenue of $21,440 and $21,970 respectively from renting out bicycles and Segway.

Operating expenses

Total operating expenses for the three months ended January 31, 2018 and 2017 were $28,035 and $22,469. The operating expenses for the three months ended January 31, 2018 included Accounting/Audit Fees of $(1,750); Depreciation Expense of $924; Bank Service Charges of $333; Professional Fees of $25,780; Rent Expense of $2,640.

Total operating expenses for the nine months ended January 31, 2018 and 2017 were $55,848 and $36,395. The operating expenses for the nine months ended January 31, 2018 included Accounting/Audit Fees of $3,500; Depreciation Expense of $2,773; Bank Service Charges of $1,035; Professional Fees of $36,350; Legal of $3,514; Rent Expense of $7,920; Repairs and Maintenance of $648;  Utilities of $108.

Net Income

The net loss for the  three months ended January 31, 2018 and 2017 was $28,035 and $17,549 respectively.

The net loss for the  nine months ended January 31, 2018 and 2017 was $34,408 and $14,425 respectively.

Liquidity and Capital Resources and Cash Requirements

At January 31, 2018, the Company had cash of $95 ($712 as of April 30, 2017). Furthermore, the Company had a working capital deficit of $57,546 ($25,912 as of April 30, 2017).

During the nine months ended January 31, 2018, the Company used $25,617 of cash in operating activities due to its net loss $34,408 and decrease in  Accrued expenses of $8500; increase in Prepaid expense of $6,183, decrease in Accounts receivable of $20,701 and Depreciation of $2,773.

During the nine months ended January 31, 2018 the Company has provided no cash from investing activities.

During the nine months ended January 31, 2018 the Company generated $25,000 cash in financing activities from proceeds of related party loan.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of January 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at January 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the nine months ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities took place during the nine months ended January 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended January 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Vilnius, Lithuania March 6, 2018.

NEWMARKT CORP.

By:	/s/	Denis Razvodovskij
	Name:	Denis Razvodovskij
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)