Form 10-Q
period 2018-06-30
OZOP SURGICAL CORP.
filed 2018-08-20
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55976

OZOP SURGICAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2540672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 714, West Palm Beach FL 33401

(Address of principal executive offices) (zip code)

(760) 466-8076

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 14, 2018, there were 26,297,500 shares outstanding of the registrant’s common stock.

Ozop Surgical Corp.

Ozop Surgical, Corp
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$275,412	$110,792
Prepaid expenses	55,082	18,171
Accounts receivable	52,206	—
Inventory	245,535	—
Total Current Assets	628,235	128,963

Office equipment, net	5,829	1,323
Patents and trademarks, net	137,283	141,695
License Rights	489,151	—
TOTAL ASSETS	$1,260,498	$271,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$451,477	$141,931
Accounts payable and accrued expenses, related parties	404,379	220,012
Convertible notes payable, net of discounts	213,018	735,500
Notes Payable	662,805	430,000
License fee payable	250,000	—
Derivative liabilities	659,895	—
Total Current Liabilities	2,641,574	1,527,443

Stockholders' Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding)	—	—
Common stock (290,000,000 shares authorized par value $0.001 26,297,500 and 13,000,000 shares issued and outstanding June 30, 2018 and December 31, 2017, respectively)	26,298	13,000
Common stock to be issued (1,180,768 shares issuable June 30, 2018)	1,181	—
Additional paid in capital	1,024,633	291,155
Accumulated Deficit	(2,429,023)	(1,562,476)
Stock subscription receivable	(7,600)	—
Accumulated comprehensive income	3,435	2,859
Total Stockholders' Deficit	(1,381,076)	(1,255,462)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,260,498	$271,981

See notes to condensed consolidated financial statements.

Ozop Surgical, Corp
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$105,764	$43,893	$117,690	$56,771
Cost of Goods	63,628	29,145	68,828	38,870
Gross Profit	42,136	14,748	48,862	17,901

Operating expenses:
Research and development	—	41,856	10,565	84,237
General and administrative	271,312	186,894	498,229	467,995
Total operating expenses	271,312	228,750	508,794	552,232

Operating loss	(229,176)	(214,002)	(459,932)	(534,331)

Other (income) expenses:
Interest expense	933,817	8,869	962,364	13,719
Gain on change in fair value of derivatives	(255,469)	—	(255,469)	—
Gain on extinguishment of debt	(300,280)	—	(300,280)	—
Total Other Expenses (Income)	378,068	8,869	406,615	13,719

Net Loss	$(607,244)	$(222,871)	$(866,547)	$(548,050)

Other comprehensive income (loss):
Foreign currency translation adjustment	(328)	20,045	576	97
Comprehensive loss	$(607,572)	$(202,826)	$(865,971)	$(547,953)

Loss per share	$(0.02)	$(0.02)	$(0.04)	(0.05)

Weighted average shares outstanding
Basic and diluted	25,918,389	13,000,000	22,692,528	10,400,000

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(866,547)	$(548,050)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	895,962	—
Amortization and depreciation	4,847	297
Gain on fair value change of derivatives	(255,469)	—
Gain on extinguishment of debt	(300,280)	—
Issuance of convertible notes for fees	9,500	1,875
Changes in operating assets and liabilities:
Inventory	16,334	—
Accounts receivable	(41,511)	—
Prepaid expenses	(6,911)	(56)
Accounts payable and accrued expenses	49,612	(4,414)
Accounts payable and accrued expenses, related parties	183,717	248,288
Net cash used in operating activities	(310,746)	(302,060)

Cash flows from investing activities:
Cash acquired in acquisitions	21,580	—
Purchase of office and computer equipment	(4,941)	(1,944)
Net cash provided by (used in) investing activities	16,639	(1,944)

Cash flows from financing activities:
Redemption of common shares	(350,000)	—
Proceeds from issuances of convertible notes payable	400,000	50,000
Proceeds from issuances of notes payable	200,000	200,000
Proceeds from sale of common stock	250,000	—
Payments of principal of convertible note payable and notes payable	(41,846)	—
Net cash provided by financing activities	458,154	250,000

Effects of exchange rate on cash and cash equivalents	$573	$96

Net increase (decrease) in cash and cash equivalents	164,620	(53,908)

Cash and cash equivalents, Beginning of period	110,792	117,348

Cash and cash equivalents, End of period	$275,412	$63,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,323	$7,619
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$122,175	$—
Issuance of common stock upon convertible note and accrued interest conversion	$589,176	$—
Issuance of common stock for contribution of intellectual property	$—	$150,000

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$250,000
Assumed liabilities	532,289
Accounts receivable	(19,054)
Inventory	(253,510)
Other Assets	(250,000)
Intangible assets	(239,151)
Cash acquired	$20,574

Acquisition of Newmarkt
Issuance of Common stock as consideration	$2,798
Assumed liabilities	62,464
Paid in capital	(53,990)
Inventory	(8,359)
Prepaid expenses	(1,907)
Intangible assets	—
Cash acquired	$1,006

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION

Business

Ozop Surgical Corp. (“the Company”, “we”, “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segway and bicycles, dual wheels self-balancing electric scooter and related safety equipment. Following the acquisition of OZOP Surgical, Inc. as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and globally distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

Reverse Merger

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Our executive officers and directors, as a group, own 19,900,000 of our shares representing 77.1% of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry and Eric Siu were named as directors of the Company.

On May 8, 2018, we amended our Articles of Incorporation (the “Amendment”) to change our name from Newmarkt Corp. to Ozop Surgical Corp. in order to reflect more accurately the name of our core service offering and operations. The Amendment also increased our authorized shares of capital stock to 300,000,000, of which 290,000,000 has been designated as common stock, par value $0.001, and 10,000,000 shares have been designated as preferred stock, par value $0.001 (the “Preferred Stock”). The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

OZOP

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), one of our directors purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, Ozop formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, Ozop acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, a private limited Company incorporated in Hong Kong.

On February 16, 2018, the Company acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). The Company purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt is secured by Spinus’s assets and is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company acquired Spinus to gain control of a license rights agreement for exclusive rights to intellectual property related to minimally invasive spine surgery techniques.

The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration issued	$250,000
Liabilities assumed	532,289
Total purchase consideration	$782,289
Assets acquired	$543,138
Intellectual Property/Technology	239,151
$782,289

The total purchase price of $782,289 has been allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values as of the completion of the Acquisition. These allocations reflect various preliminary estimates that are currently available and are subject to change upon the valuation being finalized within the measurement period. The final fair value of Spinus’s identifiable intangible assets will be determined primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company will record amortization expense assuming a straight-line basis over the expected life of the finite lived intangible assets, which approximates expected future cash flows.

Goodwill, if any, represents the amount by which the estimated consideration transferred exceeds the historical costs of the assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K/A filed on June 29, 2018.

The unaudited condensed consolidated financial statements include the accounts of the Company and Ozop and its’ wholly owned subsidiaries Ozop LLC, Ozop HK and Spinus. Also included in the consolidation is Ozop Medical AG, a company registered in Munich, Germany (“Ozop Medical”). Officers owning approximately 86% of our common stock, own 100% of Ozop Medical. All intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Companies

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Property, plant and equipment

Property and equipment are stated at cost, and depreciation is provided by use of a straight-line method over the estimated useful lives of the assets. The estimated useful lives of office equipment is 3 years.

Office equipment

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The Company’s property consisted of the following at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Office equipment	$6,885	$1,944
Less: Accumulated Depreciation	(1,056)	(621)
Property and Equipment, Net	$5,829	$1,323

Depreciation expense was $273 and $435 for the three and six months ended June 30, 2018, and $162 and $297 for the three and six months ended June 30, 2017.

Patents

Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment and any resulting impairment charges are recorded at that time. When the Company acquires patents from related parties, the patents are recorded at the historical cost when available or the estimated legal and filing costs.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2018 and 2017.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the six months ended June 30, 2018, the Company recorded $35,355 of advertising and marketing expenses, and $954 for the six months ended June 30, 2017.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the six months ended June 30, 2018, the Company recorded $10,565 of research and development expenses and $41,856 and $84,237 for the three and six months ended June 30, 2017, respectively.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018, for each fair value hierarchy level:

June 30, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$659,895	$659,895

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Foreign Currency Translation

 The accounts of the Company's Hong Kong subsidiary are maintained in Hong Kong dollars and the accounts of the U.S. companies are maintained in USD. The accounts of the Hong Kong subsidiary were translated into USD in accordance with Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and statement of comprehensive income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the foreign currency transactions are reflected in the statements of comprehensive income.

Relevant exchange rates used in the preparation of the unaudited condensed financial statements are as follows for the periods ended June 30, 2018 and December 31, 2017 (Hong Kong dollar per one U.S. dollar):

	June 30, 2018	December 31, 2017
Balance sheet date	0.1275	0.128
Average rate for unaudited condensed statements of operations and comprehensive loss	0.1276	0.1283

Earnings (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company adopted ASU 2017-01 on January 1, 2018, with no significant impact on the condensed consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, that are of significance or potential significance to the Company.

NOTE 3 – INTANGIBLE ASSETS

Patents as of June 30, 2018 consist of the following:

Patents and trademarks	$138,934
License rights	500,000
Accumulated amortization	(12,500)
Net carrying amount	$626,434

Amortization expense for the three and six months ended June 30, 2018 was $2,206 and $4,412, respectively.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2017, OZOP issued 19 convertible promissory notes (the “2017 Notes”), in amounts of $10,000 to $50,000. OZOP received proceeds of $710,000 in the aggregate. The 2017 Notes mature(d) on their one- year anniversary and bear interest at ten percent (10%). The holders can convert the notes and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. OZOP also issued $25,500 of convertible notes for consulting fees. During the six months ended June 30, 2018, the Company issued a $50,000 convertible promissory note (the “March 2018 Note”) and received proceeds of $50,000. The Company determined that the conversion feature of the 2017 Notes and the March 2018 Note (together, the “Notes”) did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

The Company became a public company on April 13, 2018, and on that date the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, on the unaudited condensed consolidated balance sheet with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the unaudited condensed consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. For the six months ended June 30, 2018, amortization of the debt discounts of $398,886 was charged to interest expense. During the six months ended June 30, 2018, investors converted $570,500 of principal and $19,857 of accrued interest into 1,180,768 shares of common stock. Due to the conversions prior to the maturity of the converted notes, the Company recorded additional interest expense and a loss on extinguishment of debt of $234,386. As of June 30, 2018, the outstanding principal balance of the 2017 Notes was $215,000 with a carrying value as of June 30, 2018, of $196,750, net of unamortized discounts of $18,250. The March 2018 Note was part of the above conversions, and the balance of the March 2018 Note as of June 30, 2018 is $-0-.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. During the six months ended June 30, 2018, principal payments of $41,800 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $407,675 interest expense of $408,280 and an initial derivative liability of $815,955. For the six months ended June 30, 2018, amortization of the debt discounts of $106,243 was charged to interest expense. As of June 30, 2018, the outstanding principal balance of the note was $400,375 with a carrying value as of June 30, 2018, of $16,268, net of unamortized discounts of $384,107.

We may prepay in full the unpaid principal and interest on the Note, with at least 20 trading days’ notice, (a) any time prior to the 180th day after the issuance date, by paying 130% of the principal amount of the Note together with accrued interest thereon; and (b) any time beginning on the 181st day after the issuance date and ending on the 364th day after the issuance date, by paying 150% of the principal amount of the Note together with accrued interest thereon. After the expiration of the 364th day after the issuance date, we have no right of prepayment.

In connection with our obligations under the Note, our executive officers and the Company entered into a Pledge Agreement (the “Pledge Agreement”) whereby they pledged as collateral for the Loan an aggregate of 19,900,000 shares of our common stock and we pledged the shares of our subsidiary OZOP Surgical, Inc. (collectively, the “Collateral”). Upon a default under the terms of the Note, Carebourn may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

A summary of the convertible note balance as of June 30, 2018 and December 31, 2017 is as follows

	June 30, 2018	December 31, 2017
Principal balance	$615,375	$735,500
Unamortized discount	(402,357)	-0-
Ending balance, net	213,018	$735,500

NOTE 5 – DERIVATIVE LIABILITIES

The Company became a public company on April 13, 2018, and on that date the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the derivative liabilities at June 30, 2018, and April 13, 2018, at $659,895 and $1,450,030, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2018; risk-free interest rates from 2.06% to 2.24% and volatility of 121% to 164%, and the following assumptions at April 13, 2018, risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%. The initial derivative liabilities for convertible notes issued during the six months ended June 30, 2018, used the following assumptions; risk-free interest rates from 1.89% to 2.29% and volatility of 120% to 331%.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2018, is as follows:

Beginning balance	$-0-
Issued during period	1,450,030
Converted	(534,666)
Change in fair value recognized in operations	(255,469)
Ending balance	$659,895

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

June 30, 2018
Note payable, interest at 8%, matures September 6, 2018	$370,000
Note payable, includes $10,000 original issue discount, matures October 30, 2018	60,000
Note payable, interest	230,000
Other, due on demand	2,805
Total notes payable	$662,805

On June 28, 2018, the Company issued a $230,000 principal amount Promissory note for a purchase price of $200,000 due on August 27, 2018 (the “June 2018 Note”). The June 2018 Note provides for standard and customary events of default such as failing to timely make payments under the June 2018 Note when due. In addition, a default under the June 2018 Note will result in a default under the April 2018 Note (see Note 5). We may prepay in full the unpaid principal on the June 2018 Note. The June 2018 Note also contains customary positive and negative covenants.

NOTE 7 – RELATED PARTY TRANSACTIONS

Management Fees and related party payables

For the three and six months ended June 30, 2018, the Company (including the Company’s subsidiaries) recorded expenses to its officers in the following amounts:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
CEO, parent	$30,000	$60,000
CEO, subsidiary	30,000	60,000
COO	30,000	60,000
CFO	30,000	60,000
Total	$120,000	$240,000

As of June 30, 2018, and December 31, 2017, included in accounts payable and accrued expenses, related party is $404,379 and $220,012, respectively, for the following amounts owed the Company’s officers:

	June 30, 2018	December 31, 2017
CEO, parent	$80,989	$46,631
CEO, subsidiary	63,899	-0-
COO	208,905	158,381
CFO	50,586	15,000
Total	$404,379	$220,012

NOTE 8 – LICENSE FEE PAYABLE

On February 1, 2018, Spinus entered into an Intellectual Property Licensing Agreement (the “Licensing Agreement”). The Company assumed the obligations under the Licensing Agreement and pledged the assets of Spinus as security. Pursuant to the terms of the Licensing Agreement, in consideration of $250,000 Spinus has the exclusive rights to certain patents and the non-exclusive rights to other patents. The patents surround mechanical or inflatable expandable interbody implant products. The $250,000 is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company also will pay a royalty of 7% of net sales on any product sold utilizing any of the patents.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock

On April 13, 2018, the Company completed the reverse merger with Newmarkt (see Note 1) and issued 2,797,500 shares of common stock. Also on April 13, 2018, the Company purchased and redeemed 2,000,000 shares of common stock for a purchase price of $350,000 pursuant to the Redemption Agreement.

During the six months ended June 30, 2018, we sold 500,000 shares of our common stock at a price of $0.50 per share to seven investors and received proceeds of $250,000.

During the six months ended June 30, 2018, holders of an aggregate of $590,357 in principal and accrued interest of convertible debt issued by OZOP converted their debt and accrued interest into 1,180,768 shares of our common stock at a conversion price of $0.50 per share. These shares have not been certificated and are included in common stock to be issued on the June 30, 2018, balance sheet presented herein.

As of June 30, 2018, the Company has 290,000,000 shares of $0.001 par value common stock authorized and there are 26,297,500 shares of common stock issued and outstanding and 1,180,768 shares of common stock to be issued.

Preferred stock

As of June 30, 2018, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. As of June 30, 2018, there are no shares of preferred stock issued and outstanding.

Stock subscription receivable

The Company recorded a stock subscription receivable from its’ officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

NOTE 10 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2018, the Company had a stockholders’ deficit of $1,381,076 and a working capital deficit of $2,013,339. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Management’s Plans

In April 2018, OZOP entered into and completed a share exchange agreement with Newmarkt Corp., a Nevada corporation (see Note 1), a publicly traded company. As a public company, management believes it will be able to access the public equities market for fund raising for product development and regulatory approvals, sales and marketing and as we expand our distribution in the US market, we will need to meet increasing inventory requirements.

On June 11, 2018, the Company entered into an engagement letter with an Underwriter, with respect to the sale of shares of our preferred stock and warrants to purchase our common stock. Under the terms and subject to the conditions contained in the engagement letter, we have agreed to issue and sell to certain investors through the Underwriter, and the Underwriter has agreed to offer and sell, a minimum of 750,000 and up to 5,000,000 Units, at $2.00 per unit on a best efforts basis. Each Unit consists of one (1) share of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and one (1) Common Stock Purchase Warrant (the “Warrants”). Each share of Series A Preferred Stock is entitled to dividends at the rate of 6% per annum, accrued quarterly, is redeemable by the holders three (3) years after issuance and converts into shares of our Common Stock at a rate of $1.00 per share at the option of the holder. Each Warrant entitles the holder to purchase our Common Stock at an exercise price of $1.50 per share for a period of five (5) years after their issuance.

NOTE 11 – SUBSEQUENT EVENTS

On July 23, 2018, the Company, through its wholly owned subsidiary, OZOP (Guangdong) Medical Technology Co., Ltd., a wholly owned foreign enterprise in China, acquired a 100% ownership interest in Yijingtong (Beijing) Technology Development Ltd (“Yijingtong”) from its shareholders who are unrelated parties pursuant to the terms of an Equity Transfer Agreement dated July 23, 2018 (the “Equity Transfer Agreement”). Yijington is a China based distributor of minimally invasive surgical (MIS) products to the orthopedic and neurosurgical markets in China.

Pursuant to the terms of the Equity Transfer Agreement, we agreed to pay the sellers of the Yijingtong equity interest RMB 1,000,000 (approximately US$147,815) payable in cash within 120 days of closing, in addition to inventory valued at RMB 4,072,719 (approximately US$ 602,009), which the parties will separately agree to payment and delivery terms. The sellers of Yijingtong will begin the registration change process upon execution of the Equity Transfer Agreement. In the event either party breaches the agreement, the non-breaching party shall have the right to request termination of the agreement and claim compensation from the breaching party for all economic losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Ozop Surgical Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

ORGANIZATION

Ozop Surgical Corp. (“the Company”, “we”, “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of renting out Segways and bicycles. Following the acquisition of OZOP Surgical, Inc. as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and globally distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Our executive officers and directors, as a group, own 19,900,000 of our shares representing 77.1% of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry and Eric Siu were named as directors of the Company.

On May 8, 2018, we amended our Articles of Incorporation (the “Amendment”) to change our name from Newmarkt Corp. to Ozop Surgical Corp. in order to reflect more accurately the name of our core service offering and operations. The Amendment also increased our authorized shares of capital stock to 300,000,000, of which 290,000,000 has been designated as common stock, par value $0.001, and 10,000,000 shares have been designated as preferred stock, par value $0.001 (the “Preferred Stock”). The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. The Company’s trading symbol for its common stock which trades on the OTC PINK Tier of the OTC Markets, Inc. was changed to “OZSC” effective on May 21, 2018.

On June 11, 2018, we engaged Advisory Group Equity Services, Ltd., d/b/a RHK Capital (“RHK”), a registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”), as the underwriter (the “Underwriter”) to sell a minimum of 750,000 Units (each Unit consists of one (1) share of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and one (1) Common Stock Purchase Warrant (the “Warrants”) and up to a maximum of 5,000,000 Units (the “Offered Securities”), at a price per Unit of $2.00. Each share of Series A Preferred Stock is entitled to dividends at the rate of 6% per annum, accrued quarterly, is redeemable by the holders three (3) years after issuance and converts into shares of our Common Stock at a rate of $1.00 per share at the option of the holder. Each Warrant entitles the holder to purchase our Common Stock at an exercise price of $1.50 per share for a period of five (5) years after their issuance. The Underwriter will offer the Offered Securities to prospective investors in the United States on a best efforts basis, and our Underwriter will have the right to engage such other broker-dealers or agents as it determines to assist in such offering.

OZOP

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), one of our directors purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, Ozop formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, Ozop acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, a private limited Company incorporated in Hong Kong.

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt is secured by Spinus’s assets and is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise.

RESEARCH AND DEVELOPMENT EXPENDITURES

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. For the six months ended June 30, 2018, the Company recorded $10,565 of research and development expenses and $41,856 and $84,237 for the three and six months ended June 30, 2017, respectively.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

On April 13, 2018, we entered into and completed the Share Exchange Agreement with OZOP, the OZOP Shareholders and Denis Razvodovskij, the holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the SEC. The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

COMPLIANCE WITH GOVERNMENT REGULATION

Certain of our products will require approval from the Food and Drug Administration (the “FDA”) in the United States and similar agencies in China (the “CFDA”) and Europe (the “CE”). The Company’s endoscopes will be classified as Class II devices in the United States. Class II devices require either approval or clearance from the FDA before they can be marketed in the United States. Products that have substantial similarity to products that already have been approved by the FDA can obtain clearance for marketing through the Premarket Notification process under Section 510K of the FD&C Act. This process typically takes 6-9 months and costs approximately $300,000. Concurrently, the Company is exploring ways to accelerate FDA approval either through expedited applications or co-branding with FDA approved suppliers. This is aided by the fact that our suppliers in Germany are currently both FDA and CE certified.

FACILITIES

We currently utilize the office of our CFO, in West Palm Beach, Florida for our corporate and administrative purposes at no charge to the Company.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Other than our officers and directors we have no employees. We do not have formal agreements with our four officers and directors, however, the Company has been accruing $10,000 per month for each.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our April 13, 2018 acquisition of OZOP was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of OZOP prior to the reverse merger. The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

Results of Operations for the three and six months ended June 30, 2018 and 2017:

Revenue

For the three and six months ended June 30, 2018, the Company generated total revenue of $105,763 and $117,690, respectively, compared to $43,893 and $56,771 for the three and six months ended June 30, 2017, respectively. The revenues are from the sale of spine surgery products and endoscopes. The increase in revenues is a result of revenues of $60,910 and $72,837 for the three and six months ended June 30, 2018, respectively from Spinus. Spinus was acquired in February 2018 and therefore there were no revenues in the 2017 periods from Spinus.

Cost of goods sold

For the three and six months ended June 30, 2018, cost of goods sold was $63,628 and $68,828, respectively, compared to $29,145 and $38,870 for the three and six months ended June 30, 2017, respectively. The increase in cost of goods sold is a result of the increase in sales revenue described above.

Operating expenses

Total operating expenses for the three and six months ended June 30, 2018, were $271,312 and $508,794, respectively, compared to $228,750 and $552,232 for the three and six months ended June 30, 2017, respectively. The operating expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Management fees	$120,000	$90,000	$240,000	$180,000
Professional and consulting fees	53,763	48,860	101,164	143,751
Research and development	—	41,856	10,565	84,237
General and administrative	97,549	48,034	157,065	144,244
Total	$271,312	$228,750	$508,794	$552,232

The increase in operating expenses is a result of the Company engaging a CFO in 2018 and incurring expenses of $30,000 and $60,000 for the three and six months ended June 30, 2018, respectively. Additionally, Spinus’s general and administrative expenses for the three and six months ended June 30, 2018, of $17,408 and $36,775, respectively, are included in the 2018 periods.

Other Income (Expenses)

Other expenses, net, for the three and six months ended June 30, 2018 was $378,068 and $406,615, respectively, compared to other expenses, net, of $8,869 and $13,719, respectively, for the three and six months ended June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense	$460,135	$8,869	$488,682	$13,719
Gain on change in fair value of derivatives	(255,469)	—	(255,469)	—
Amortization of debt discounts	473,682	—	473,682	—
Gain on extinguishment of debt	(300,280)	—	(300,280)	—
Total other expense (income), net	$378,068	$8,869	$406,615	$13,719

The increase in other income (expense) is primarily a result of an increase in gain on extinguishment of debt and change in fair value of derivatives partially offset by an increase in interest expense and amortization of debt discounts.

Net loss

The net loss for the three and six months ended June 30, 2018 was $607,244 and $866,547 respectively, compared to $222,871 and $548,050 for the three and six months ended June 30, 2017, respectively. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $1,500,000 of working capital to complete substantially all of its desired business activity for the next twelve months. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the six months ended June 30, 2018, we primarily funded our business operations with $600,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($492,175) as well as $250,000 from the sale of 500,000 shares of common stock at $0.50 per share. Of the proceeds $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO and funded our business operations and were also used to make payments on convertible debt of $41,846. We are conducting a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or we may continue to rely on the issuance of convertible promissory notes to fund our business operations. We have engaged RHK, on a best effort basis to raise a minimum of $1,500,000 to a maximum of $10,000,000, to provide working capital and debt payments.

As of June 30, 2018, we had cash of $275,412, as compared to $110,792 at December 31, 2017. As of June 30, 2018, we had current liabilities of $2,641,754 (including $659,895 of non-cash derivative liabilities), compared to current assets of $628,235, which resulted in a working capital deficit of $2,013,339. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, license fees payable and notes payable.

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $310,746, compared to $302,060 for the six months ended June 30, 2017. For the six months ended June 30, 2018, our net cash used in operating activities was primarily attributable to the net loss of $866,547, the gain on the change in fair value of derivative liabilities and the gain in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $900,809. Net changes of $201,241 in operating assets and liabilities reduced the cash used in operating activities. For the six months ended June 30, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by the net changes of $243,910 in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2018, cash provided by investing activities of $16,639 was comprised of the cash acquired in the Spinus acquisition of $21,580, offset by the purchase of office equipment of $4,941. For the six months ended June 30, 2017, the Company purchased office equipment of $1,944.

Financing Activities

For the six months ended June 30, 2018, the net cash provided by financing activities was $458,154, compared to $250,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received $600,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($492,175) as well as $250,000 from the sale of 500,000 shares of common stock at $0.50 per share. Payments of $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO and we also made payments on convertible debt of $41,846. The net cash provided by financing activities of $250,000 for the six months ended June 30, 2017, resulted from proceeds of $50,000 from the issuances of convertible notes and $200,000 from the issuance of notes payable.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, we sold 500,000 shares of our common stock at a price of $0.50 per share to seven investors and received proceeds of $250,000.

The shares of Common Stock issued to the investors in this offering were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

During the six months ended June 30, 2018, holders of an aggregate of $590,384 in principal and accrued interest of convertible debt issued by OZOP converted their debt and accrued interest into 1,180,768 shares of our common stock at a conversion price of $0.50 per share. These shares have not been certificated and are included in common stock to be issued on the June 30, 2018, balance sheet presented herein.

The issuances described above related to the conversion of debt were made in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, the shareholders were not affiliates, and they had held the underlying debt securities for a long time.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

10.1	Share Redemption Agreement dated April 13, 2018, by and between Newmarkt Corp. and Denis Razvodovskij (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2018).

10.2	Securities Purchase Agreement dated April 13, 2018, by and between Newmarkt Corp. and Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 19, 2018).

10.3	$442,175 Convertible Promissory Note dated April 13, 2018, by Newmarkt Corp. in favor of Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 19, 2018).

10.4	Form of Pledge Agreement in favor of Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on April 19, 2018).

10.5	$230,000 Promissory Note dated June 28, 2018 by Ozop Surgical Corp. in favor of Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 5, 2018).

10.6	Amendment to Convertible Promissory Note dated June 28, 2018 to $442,175 Convertible Promissory Note dated April 13, 2018, by Ozop Surgical Corp. in favor of Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 5, 2018).

10.7	Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 23, 2018)..

10.8*	Intellectual Property Portfolio License Agreement dated February 1, 2018 by and between Loubert S. Suddaby, MD and Spinus, LLC.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2018

OZOP SURGICAL CORP.

By:   /s/ Michael Chermak

Michael Chermak

Chief Executive Officer (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

