Form 10-Q
period 2018-09-30
OZOP SURGICAL CORP.
filed 2018-11-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

As of November 14, 2018, there were 28,811,202 shares outstanding of the registrant’s common stock.

Ozop Surgical Corp.

Ozop Surgical, Corp
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$79,112	$110,792
Prepaid expenses	26,373	18,171
Accounts receivable	42,787	—
Inventory	242,135	—
Total Current Assets	390,407	128,963

Office equipment, net	5,256	1,323
Patents and trademarks, net	148,477	141,695
License Rights	489,151	—
TOTAL ASSETS	$1,033,291	$271,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$535,267	$141,931
Accounts payable and accrued expenses, related parties	445,397	220,012
Convertible notes payable, net of discounts	346,938	735,500
Notes payable	332,805	370,000
Note payable, related party	60,000	60,000
License fee payable	250,000	—
Derivative liabilities	1,002,530	—
Total Current Liabilities	2,972,937	1,527,443

Stockholders' Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding)	—	—
Common stock (290,000,000 shares authorized par value $0.001, 28,076,301 and 13,000,000 shares issued and outstanding September 30, 2018 and December 31, 2017, respectively)	28,077	13,000
Deferred stock compensation	(297,917)	—
Common stock to be issued (81,967 shares issuable September 30, 2018)	82	—
Additional paid in capital	1,363,953	291,155
Accumulated Deficit	(3,024,943)	(1,562,476)
Stock subscription receivable	(7,600)	—
Accumulated comprehensive income	(1,298)	2,859
Total Stockholders' Deficit	(1,939,646)	(1,255,462)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,033,291	$271,981

See notes to condensed consolidated financial statements.

Ozop Surgical, Corp
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$57,196	$—	$174,886	$56,771
Cost of Goods	25,490	—	94,318	38,870
Gross Profit	31,706	—	80,568	17,901

Operating expenses:
Research and development	47,657	116,405	58,222	200,642
General and administrative	298,977	184,449	797,206	652,444
Total operating expenses	346,634	300,854	855,428	853,086

Operating loss	(314,928)	(300,854)	(774,860)	(835,185)

Other (income) expenses:
Interest expense	386,032	6,684	1,348,396	20,403
Loss (gain) on change in fair value of derivatives	20,275	—	(235,194)	—
Gain on extinguishment of debt	(125,315)	—	(425,595)	—
Total Other Expenses	280,992	6,684	687,607	20,403

Net Loss	$(595,920)	$(307,538)	$(1,462,467)	$(855,588)

Other comprehensive loss:
Foreign currency translation adjustment	(4,733)	(693)	(4,157)	(596)
Comprehensive loss	$(600,653)	$(308,231)	$(1,466,624)	$(856,184)

Loss per share	$(0.02)	$(0.02)	$(0.06)	(0.08)

Weighted average shares outstanding
Basic and diluted	27,715,411	13,000,000	24,390,572	11,279,412

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(1,462,467)	$(855,588)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash interest expense	1,222,556	—
Amortization and depreciation	7,626	459
Gain on fair value change of derivatives	(235,194)	—
Gain on extinguishment of debt	(425,595)	—
Stock based compensation	42,083
Issuance of convertible notes for fees	9,500	1,875
Changes in operating assets and liabilities:
Inventory	19,734	—
Accounts receivable	(32,092)	—
Prepaid expenses	21,797	2,843
Accounts payable and accrued expenses	133,400	23,459
Accounts payable and accrued expenses, related parties	224,736	251,645
Net cash used in operating activities	(473,916)	(575,307)

Cash flows from investing activities:
Cash acquired in acquisitions	21,580	—
Purchase of office and computer equipment	(4,941)	(1,944)
Payments for extensions of patents	(13,400)	—
Net cash provided by (used in) investing activities	3,239	(1,944)

Cash flows from financing activities:
Redemption of common shares	(350,000)	—
Proceeds from issuances of convertible notes payable	730,000	400,000
Proceeds from issuances of notes payable	200,000	200,000
Proceeds from sale of common stock	250,000	—
Payments of principal of convertible note payable and notes payable	(386,846)	—
Net cash provided by financing activities	443,154	600,000

Effects of exchange rate on cash and cash equivalents	$(4,157)	$(596)

Net increase (decrease) in cash and cash equivalents	(31,680)	22,153

Cash and cash equivalents, Beginning of period	110,792	117,348

Cash and cash equivalents, End of period	$79,112	$139,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,596	$28,250
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$186,425	$—
Issuance of common stock upon convertible note and accrued interest conversion	$589,176	$—
Issuance of common stock for contribution of intellectual property	$—	$150,000

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$250,000
Assumed liabilities	532,289
Accounts receivable	(19,054)
Inventory	(253,510)
Other Assets	(250,000)
Intangible assets	(239,151)
Cash acquired	$20,574

Acquisition of Newmarkt
Issuance of Common stock as consideration	$2,798
Assumed liabilities	62,464
Paid in capital	(53,990)
Inventory	(8,359)
Prepaid expenses	(1,907)
Intangible assets	—
Cash acquired	$1,006

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION

Business

Ozop Surgical Corp. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segways and bicycles, dual wheels self-balancing electric scooters and related safety equipment. Following the acquisition of OZOP Surgical, Inc. as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and globally distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

Reverse Merger

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Our executive officers and directors, as a group, own 19,900,000 of our shares representing 77.1% of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

OZOP

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), one of our directors purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, Ozop formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, Ozop acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, is a private limited company incorporated in Hong Kong.

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt is secured by Spinus’s assets and is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. OZOP acquired Spinus to gain control of a license rights agreement for exclusive rights to intellectual property related to minimally invasive spine surgery techniques.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K/A filed on June 29, 2018.

The unaudited condensed consolidated financial statements include the accounts of the Company and Ozop and its wholly owned subsidiaries Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2018, and 2017, and their accounts receivable balance as of September 30, 2018:

	Sales % Three Months Ended September 30, 2018	Sales % Three Months Ended September 30, 2017	Sales % Nine Months Ended September 30, 2018	Sales % Nine Months Ended September 30, 2017	Accounts receivable balance September 30, 2018
Customer A	93.9%	—	72.4%	—	$42,787
Customer B	6.1%	—	27.6%	—	—
Customer C	—	—	—	69.9%	—
Customer D	—	—	—	30.1%	—

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

Inventory

Inventory, consisting of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. The Company has not recorded any loss during the periods presented.

Purchase concentration

The principal purchases by the Company is comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three and nine months ended September 30, 2018, and 2017:

	Purchase % Three Months Ended September 30, 2018	Purchase % Three Months Ended September 30, 2017	Purchase % Nine Months Ended September 30, 2018	Purchase % Nine Months Ended September 30, 2017
Supplier A	100%	—	60.4%	—
Supplier B	—	—	39.6%	100%

Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Property, plant and equipment

Property and equipment are stated at cost, and depreciation is provided by use of a straight-line method over the estimated useful lives of the assets.

Office equipment

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	September 30, 2018	December 31, 2017
Office equipment	$6,885	$1,944
Less: Accumulated Depreciation	(1,629)	(621)
Property and Equipment, Net	$5,256	$1,323

Depreciation expense was $573 and $1,008 for the three and nine months ended September 30, 2018, and $162 and $459 for the three and nine months ended September 30, 2017.

Intangible Assets

Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measure by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses for any long-lived assets.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2018 and 2017.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2018, the Company recorded $7,321 and $42,676 of advertising and marketing expenses, and $18,520 and $19,474 for the three and nine months ended September 30, 2017.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2018, the Company recorded $47,657 and $58,222 of research and development expenses and $116,405 and $200,642 for the three and nine months ended September 30, 2017, respectively.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2018, for each fair value hierarchy level:

September 30, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,002,530	$1,002,530

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

Relevant exchange rates used in the preparation of the unaudited condensed consolidated financial statements are as follows for the periods ended September 30, 2018 and December 31, 2017 (Hong Kong dollar per one U.S. dollar):

	September 30, 2018	December 31, 2017
Balance sheet date	.1276	.1280
Average rate for unaudited condensed statements of operations and comprehensive loss	.1275	.1283

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018, that are of significance or potential significance to the Company.

NOTE 3 – INTANGIBLE ASSETS

Patents as of September 30, 2018, and December 31, 2017, consist of the following:

	September 30, 2018	December 31, 2017
Patents and trademarks	$163,183	$149,783
License rights	489,151	—
Accumulated amortization	(14,706)	(8,088)
Net carrying amount	$637,628	$141,695

Amortization expense for the three and nine months ended September 30, 2018 was $2,206 and $6,618, respectively. There was no amortization expense for the three and nine months ended September 30, 2017.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2017, OZOP issued 19 convertible promissory notes (the “2017 Notes”), in amounts of $10,000 to $50,000. OZOP received proceeds of $710,000 in the aggregate. The 2017 Notes mature(d) on their one- year anniversary and bear interest at ten percent (10%). The holders can convert the notes and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. OZOP also issued $25,500 of convertible notes for consulting fees. During the nine months ended September 30, 2018, the Company issued a $50,000 convertible promissory note (the “March 2018 Note”) and received proceeds of $50,000. The Company determined that the conversion feature of the 2017 Notes and the March 2018 Note (together, the “Notes”) did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, on the unaudited condensed consolidated balance sheet with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the unaudited condensed consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. For the nine months ended September 30, 2018, amortization of the debt discounts of $385,688 was charged to interest expense. During the nine months ended September 30, 2018, investors converted $570,500 of principal and $19,857 of accrued interest into 1,180,768 shares of common stock. Due to the conversions prior to the maturity of the converted notes, the Company recorded additional interest expense and a loss on extinguishment of debt of $234,386. As of September 30, 2018, the outstanding principal balance of the 2017 Notes was $215,000. The March 2018 Note was part of the above conversions, and the balance of the March 2018 Note as of September 30, 2018 is $-0-.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount. During the nine months ended September 30, 2018, principal payments of $97,800 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $407,675 interest expense of $408,280 and an initial derivative liability of $815,955. For the nine months ended September 30, 2018, amortization of the debt discounts of $208,805 was charged to interest expense. As of September 30, 2018, the outstanding principal balance of the note was $344,375 with a carrying value as of September 30, 2018, of $111,005, net of unamortized discounts of $233,370.

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

In connection with our obligations under the Note, our executive officers and the Company entered into a Pledge Agreement (the “Pledge Agreement”) whereby they pledged as collateral for the Note an aggregate of 19,900,000 shares of our common stock and we pledged the shares of our subsidiary OZOP Surgical, Inc. (collectively, the “Collateral”). Upon a default under the terms of the Note, Carebourn may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until the Note is satisfied in full. During the nine months ended September 30, 2018, principal payments of $19,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. For the nine months ended September 30, 2018, amortization of the debt discounts of $30,155 was charged to interest expense. As of September 30, 2018, the outstanding principal balance of the note was $320,250 with a carrying value as of September 30, 2018, of $11,155, net of unamortized discounts of $309,095.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $55,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on March 1, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the lowest trading price for the 20 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000 interest expense of $5,272 and an initial derivative liability of $55,272. For the nine months ended September 30, 2018, amortization of the debt discounts of $9,778 was charged to interest expense. As of September 30, 2018, the outstanding principal balance of the note was $55,000 with a carrying value as of September 30, 2018, of $9,778, net of unamortized discounts of $45,222.

A summary of the convertible note balance as of September 30, 2018, and December 31, 2017, is as follows:

	September 30, 2018	December 31, 2017
Principal balance	$934,625	$735,500
Unamortized discount	(587,687)	-0-
Ending balance, net	346,938	$735,500

NOTE 5 – DERIVATIVE LIABILITIES

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the derivative liabilities at September 30, 2018, and April 13, 2018, at $1,002,530 and $1,450,030, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2018; risk-free interest rates from 2.36% to 2.56% and volatility of 64% to 72%, and the following assumptions at April 13, 2018, risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%. The initial derivative liabilities for convertible notes issued during the nine months ended September 30, 2018, used the following assumptions; risk-free interest rates from 1.89% to 2.59% and volatility of 75% to 81%.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2018, is as follows:

Beginning balance	$-0-
Issued during period	1,897,705
Converted	(659,981)
Change in fair value recognized in operations	(235,194)
Ending balance	$1,002,530

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

	September 30, 2018	December 31, 2017
Note payable, interest at 8%, matures September 6, 2018, in default	$330,000	$370,000
Other, due on demand	2,805	—
Total notes payable	$332,805	$370,000

NOTE 7 – RELATED PARTY TRANSACTIONS

Management Fees and related party payables

For the three and nine months ended September 30, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
CEO, parent	$30,000	$30,000	$90,000	$90,000
CEO, subsidiary	30,000	30,000	90,000	90,000
COO	30,000	30,000	90,000	90,000
CFO	30,000	—	90,000	—
Total	$120,000	$90,000	$360,000	$270,000

As of September 30, 2018, and December 31, 2017, included in accounts payable and accrued expenses, related party is $445,397 (includes $20,095 of expenses) and $220,012 (includes $61,382 of expenses), respectively, for the following amounts owed the Company’s officers:

	September 30, 2018	December 31, 2017
CEO, parent	$101,683	$46,631
CEO, subsidiary	73,248	-0-
COO	226,905	158,381
CFO	43,561	15,000
Total	$445,397	$220,012

On October 25, 2017, the Company issued a $60,000 promissory note to the wife of an officer and director of the Company in exchange for $50,000. The note originally matured on November 25, 2017 and was extended until November 25, 2018.

NOTE 8 – LICENSE FEE PAYABLE

On February 1, 2018, Spinus entered into an Intellectual Property Licensing Agreement (the “Licensing Agreement”). The Company assumed the obligations under the Licensing Agreement and pledged the assets of Spinus as security. Pursuant to the terms of the Licensing Agreement, in consideration of $250,000 Spinus has the exclusive rights to certain patents and the non-exclusive rights to other patents. The patents surround mechanical or inflatable expandable interbody implant products. The $250,000 is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company also will pay a royalty of 7% of net sales on any product sold utilizing any of the patents. There have not been any sales of the licensed products and accordingly, no royalties have been incurred.

NOTE 9– COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On August 31, 2018, we entered into an investor relations consulting agreement with Kingdom Building, Inc. (“Kingdom”) whereby Kingdom agreed to provide us with investor relations, public relations and financial media relations consulting services. The term of the agreement is for a period of 12 months. We may terminate the agreement after the initial six months on 60 days’ notice. We agreed to pay Kingdom $8,500 per month which amount is deferred until we complete a financing transaction with a minimum raise of $1,500,000 in gross proceeds. In addition, we agreed to issue Kingdom 650,000 shares of our unregistered common stock and reimburse them for certain out of pocket expenses.

NOTE 10 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended
	September 30,
	2018	2017
Pre-tax loss	$(1,462,467)	$(855,588)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(307,118)	(299,456)
Tax rate difference between U.S. and foreign operations	3,745	65,888
Change of valuation allowance	303,373	233,568
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30, 2018	December 31, 2017
Net operating losses carried forward	$471,455	$306,000
Less: Valuation allowance	(471,455)	(306,000)
Net deferred tax assets	$—	$—

As of September 30, 2018, the Company has approximately $1,803,000 and $562,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2018, and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of September 30, 2018 and December 31, 2017.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

Since the Company’s foreign subsidiaries have not generated income since inception, the Company believes that Tax Act will not have significant impact on the Company’s consolidated financial statements.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

On April 13, 2018, the Company completed the reverse merger (see Note 1) and issued 2,797,500 shares of common stock. Also on April 13, 2018, the Company purchased and redeemed 2,000,000 shares of common stock for a purchase price of $350,000 pursuant to the Redemption Agreement.

During the nine months ended September 30, 2018, we sold 500,000 shares of our common stock at a price of $0.50 per share to seven investors and received proceeds of $250,000.

During the nine months ended September 30, 2018, holders of an aggregate of $590,357 in principal and accrued interest of convertible debt issued by OZOP converted their debt and accrued interest into 1,180,768 shares of our common stock at a conversion price of $0.50 per share, of which, 51,967 shares have not been certificated and are included in common stock to be issued on the September 30, 2018, balance sheet presented herein.

On July 1, 2018, the Company recorded the issuance of 30,000 of common stock for legal services. The shares were certificated on October 25, 2018.

On September 30, 2018, the company recorded the issuance of 650,000 shares of common stock pursuant to a consulting agreement. The shares were certificated on October 25, 2018.

As of September 30, 2018, the Company has 290,000,000 shares of $0.001 par value common stock authorized and there are 28,076,302 shares of common stock issued and outstanding and 81,967 shares of common stock to be issued.

Preferred stock

As of September 30, 2018, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. As of September 30, 2018, there are no shares of preferred stock issued and outstanding.

Stock subscription receivable

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

NOTE 12 – SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

The Company operates in two geographic segments, the United States and Hong Kong. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$53,730	$-0-	$126,566	$-0-
Hong Kong	$3,466	$-0-	$48,320	$56,771
	$57,196	$-0-	$174,886	$56,771
Gross Profit
United States	$28,230	$-0-	$69,616	$-0-
Hong Kong	$3,476	$-0-	$10,952	$17,901
	$31,706	$-0-	$80,568	$17,901

	September 30, 2018	December 31, 2017
Total Assets:
United States	$1,031,009	$240,606
Hong Kong	2,282	31,375
Total Assets	$1,033,291	$271,981

NOTE 13 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2018, the Company had a stockholders’ deficit of $1,939,646 and a working capital deficit of $2,582,530. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Management’s Plans

In April 2018, OZOP entered into and completed a share exchange agreement with the Company (see Note 1), a publicly traded company. As a public company, management believes it will be able to access the public equities market for fund raising for product development and regulatory approvals, sales and marketing and as we expand our distribution in the US market, we will need to meet increasing inventory requirements.

The Company is currently offering through a Private Placement Memorandum (the “PPM”) a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. On October 23, 2018, the Company approved a Subscription Agreement for 100,000 Units for $50,000 which was received on October 12, 2018.

NOTE 14 – SUBSEQUENT EVENTS

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. On October 23, 2018, the Company approved a Subscription Agreement for 100,000 Units for $50,000 which was received on October 12, 2018.

On October 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company agreed to engage Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to pay Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares to be issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party.

On October 19, 2018, the Company entered into a securities purchase agreement (the “SPA”) with Power Up Lending Group Ltd., a Virginia corporation (the “Investor”), pursuant to which the Company agreed to issue a 12% Convertible Promissory Note, (the “Note”) in the principal amount of $78,000 in exchange for a purchase price of $78,000. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion, provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the Investor’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the Investor and its affiliates. Note carries a pre-payment penalty if the Note is paid off in 30, 60, 90,120,150, or 180 days following the issue date. The pre-payment penalty is based on the then outstanding principal at the time of pay off plus accrued and unpaid interest multiplied by 110%, 115%, 120%,125%,130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On October 23, 2018, the Company received a conversion notice for the issuance of 19,138 shares of common stock for conversion of $15,000 of principal on the convertible note issued April 13, 2018.

On October 24, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Jeffrey Patchen, (“Patchen”). Pursuant to the Consulting Agreement the Company agreed to engage Patchen as an independent consultant and Patchen agreed to provide the Company with consulting services for sixty (60) days. In exchange for the services to be provided by Patchen pursuant to the Consulting Agreement, the Company agreed to pay Patchen a total of 20,000 unregistered shares of the Company’s $0.001 par value per share, common stock.

On October 29, 2018, the Company received a conversion notice for the issuance of 63,795 shares of common stock for conversion of $50,000 of principal on the convertible note issued April 13, 2018.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Ozop Surgical Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

THE COMPANY

Ozop Surgical Corp. (the “Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of renting out Segways and bicycles. Following the acquisition of OZOP Surgical, Inc. as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and globally distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Our executive officers and directors, as a group, own 19,900,000 of our shares currently representing 69.5% of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the SEC. The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

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

On June 11, 2018, we engaged Advisory Group Equity Services, Ltd., d/b/a RHK Capital (“RHK”), a registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”), as the underwriter (the “Underwriter”) to sell a minimum of 750,000 Units (each Unit consists of one (1) share of Series A 6% Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and one (1) Common Stock Purchase Warrant (the “Warrants”) and up to a maximum of 5,000,000 Units (the “Offered Securities”), at a price per Unit of $2.00. No Units were sold and the agreement with RKH expired November 6, 2018.

On October 19, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. On October 23, 2018, the Company approved a Subscription Agreement for 100,000 Units for $50,000 which was received on October 12, 2018.

OZOP

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), one of our directors purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, Ozop formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, Ozop acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, is a private limited company incorporated in Hong Kong.

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

Results of Operations for the three and nine months ended September 30, 2018 and 2017:

Revenue

For the three and nine months ended September 30, 2018, the Company generated total revenue of $57,196 and $174,886, respectively, compared to $-0- and $56,771 for the three and nine months ended September 30, 2017, respectively. The revenues are from the sale of spine surgery products and endoscopes. The increase in revenues is a result of revenues of $53,729 and $126,566 for the three and nine months ended September 30, 2018, respectively from Spinus. Spinus was acquired in February 2018 and therefore there were no revenues in the 2017 periods from Spinus.

Cost of goods sold

For the three and nine months ended September 30, 2018, cost of goods sold was $25,490 and $94,318, respectively, compared to $-0- and $38,870 for the three and nine months ended September 30, 2017, respectively. The increase in cost of goods sold is a result of the increase in sales revenue described above.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2018, were $346,634 and $855,428, respectively, compared to $300,854 and $853,086 for the three and nine months ended September 30, 2017, respectively. The operating expenses were comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Management fees	$120,000	$90,000	$360,000	$270,000
Professional and consulting fees	83,602	36,849	184,766	180,600
Research and development	47,657	116,405	58,222	200,642
General and administrative	95,375	57,620	252,440	201,844
Total	$346,634	$300,854	$855,428	$853,086

The increase in operating expenses is a result of the Company engaging a CFO in 2018 and incurring expenses of $30,000 and $90,000 for the three and nine months ended September 30, 2018, respectively, partially offset by a decrease in research and development costs. Research and development costs in the 2017 periods were related to Ozop Surgical Limited, our Hong Kong subsidiary. Additionally, Spinus’s general and administrative expenses for the three and nine months ended September 30, 2018, of $70,402 and $107,177, respectively, are included in the 2018 periods.

Other Income (Expenses)

Other expenses, net, for the three and nine months ended September 30, 2018 was $280,992 and $687,607, respectively, compared to other expenses, net, of $6,684 and $20,403, respectively, for the three and nine months ended September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest expense	$225,287	$6,684	$713,969	$20,403
Loss (gain) on change in fair value of derivatives	20,275	—	(235,194)	—
Amortization of debt discounts	160,745	—	634,427	—
Gain on extinguishment of debt	(125,315)	—	(425,595)	—
Total other expense (income), net	$280,992	$6,684	$687,607	$20,403

The increase in other expense is primarily a result of increases in interest expense and amortization of debt discounts, partially offset by gains on extinguishment of debt and for the nine months ended September 30, 2018, the gain on the change in fair value of derivatives.

Net loss

The net loss for the three and nine months ended September 30, 2018 was $595,920 and $1,462,467 respectively, compared to $307,538 and $855,588 for the three and nine months ended September 30, 2017, respectively. The increases are a result of the changes discussed above.

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

For the nine months ended September 30, 2018, we primarily funded our business operations with $930,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($730,000) as well as $250,000 from the sale of 500,000 shares of common stock at $0.50 per share. Of the proceeds $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO, $386,846 used to make payments on convertible debt of $138,846 and a note payable of $230,000 and for working capital. We are conducting a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or we may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of September 30, 2018, we had cash of $79,112 as compared to $110,792 at December 31, 2017. As of September 30, 2018, we had current liabilities of $2,972,937 (including $1,002,530 of non-cash derivative liabilities), compared to current assets of $390,407, which resulted in a working capital deficit of $2,582,530. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, license fees payable and notes payable.

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $473,916, compared to $575,306 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our net cash used in operating activities was primarily attributable to the net loss of $1,462,467, a gain of $235,194 on the change in fair value of derivative liabilities and a gain of $425,595 in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $1,230,182. Net changes of $367,575 in operating assets and liabilities reduced the cash used in operating activities. For the nine months ended September 30, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by the net changes of $256,409 in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2018, cash provided by investing activities of $3,239 was comprised of the cash acquired in the Spinus acquisition of $21,580, offset by the purchase of office equipment of $4,941 and payments of $13,400 for the maintenance and extension of patents. For the nine months ended September 30, 2017, the Company purchased office equipment of $1,944.

Financing Activities

For the nine months ended September 30, 2018, the net cash provided by financing activities was $443,154, compared to $600,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $730,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($886,425) as well as $250,000 from the sale of 500,000 shares of common stock at $0.50 per share. Payments of $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO and we also made payments on convertible debt of $116,800 and notes payable of $270,046. The net cash provided by financing activities of $600,000 for the nine months ended September 30, 2017, resulted from proceeds of $400,000 from the issuances of convertible notes and $200,000 from the issuance of notes payable.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K/A filed on June 29, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2018 and 2017.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2018, the Company recorded $47,657 and $58,222 of research and development expenses and $116,405 and $200,642 for the three and nine months ended September 30, 2017, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable for smaller reporting companies.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, we sold 500,000 shares of our common stock at a price of $0.50 per share to seven investors and received proceeds of $250,000 and the Company used the proceeds for working capital.

The shares of Common Stock issued to the investors in this offering were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the SEC under the Securities Act.

During the nine months ended September 30, 2018, holders of an aggregate of $590,384 in principal and accrued interest of convertible debt issued by OZOP converted their debt and accrued interest into 1,180,768 shares of our common stock at a conversion price of $0.50 per share. Of these shares, 51,967 shares have not been certificated and are included in common stock to be issued on the September 30, 2018, balance sheet presented herein.

The issuances described above related to the conversion of debt were made in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

On July 1, 2018, the Company recorded the issuance of 30,000 of common stock for legal services. The shares were certificated on October 25, 2018.

On September 30, 2018, the company recorded the issuance of 650,000 shares of common stock pursuant to a consulting agreement. The shares were certificated on October 25, 2018.

The issuances described above related to the issuance of shares for services and pursuant to a consulting agreement, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

3.1	Articles of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

10.1	Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 25, 2018).

10.2	Securities Purchase Agreement dated August 29, 2018, between Ozop Surgical Corp. and Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 5, 2018).

10.3	$339,250 Convertible Promissory Note dated August 29, 2018, by Ozop Surgical Corp. in favor of Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 5, 2018).

10.4	Securities Purchase Agreement dated August 29, 2018, by and between Ozop Surgical Corp. and More Capital LLC. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on September 5, 2018).

10.5	$55,000 Convertible Promissory Note dated August 29, 2018, by Ozop Surgical Corp. in favor of More Capital LLC. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on September 5, 2018).

10.6	Investor Relations Consulting Agreement dated August 31, 2018 between Ozop Surgical Corp. and Kingdom Building, Inc. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on September 5, 2018).

10.7	Amended and Restated Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated September 27, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 28, 2018).

10.8	Consulting Agreement. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2018).

10.9	Consulting Agreement entered into between Ozop Surgical Corp. and Draper Inc. dated October 19, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2018).

10.10	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Power Up Lending Group Ltd. dated October 19, 2018. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 24, 2018).

10.11	Convertible Promissory Note issued to Power Up Lending Group Ltd. by Ozop Surgical Corp. on October 19, 2018. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 24, 2018).

10.12*	October 24, 2018, consulting agreement with Jeffrey Patchen.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2018

OZOP SURGICAL CORP.

By:   /s/ Michael Chermak

Michael Chermak

Chief Executive Officer (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

