Form 10-K
period 2018-12-31
OZOP SURGICAL CORP.
filed 2019-04-16
CIK 1679817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-55976

OZOP SURGICAL CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3841 (Primary Standard Industrial Classification Number)	35-2540672 (IRS Employer Identification Number)

319 CLEMATIS STREET SUTE 714

WEST PALM BEACH, FL. 33401

(866) 286-1055

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018) $2,154,523.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of April 15, 2019, was 29,555,446 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

PART I

Item 1. Description of Business

ORGANIZATION

Ozop Surgical Corp. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of renting different kind of Segways and bicycles, dual wheels self-balancing electric scooters and related safety equipment. Following the acquisition of OZOP Surgical, Inc. as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

As of December 31, 2018, the Company has 290,000,000 shares of $0.001 par value common stock authorized and there are 29,068,202 shares of common stock issued and outstanding, and 10,000,000 shares of $0.001 par value preferred stock and there were no shares of preferred stock issued and outstanding.

Our corporate website is located at http://ozopsurgical.com/, and the contents of our website are expressly not incorporated herein.

Reverse Merger

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Currently, our executive officers and directors, as a group, own 6,374,223 of our shares representing 21.57% of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry (who has since resigned on March 4, 2019) and Eric Siu (who has since resigned on March 5, 2019) were named as directors of the Company.

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

Series B Preferred

On March 27, 2019, the Company filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate”) with the Secretary of State of the State of Nevada to designate 1,000,000 shares of our previously authorized preferred stock as Series B preferred stock (the “Series B Preferred”). The Certificate and its filing was approved by our board of directors on March 27, 2019, without shareholder approval as provided for in our articles of incorporation and under Nevada law.

The Series B Preferred is not convertible into shares of the Company’s common stock or into any other shares of stock of the Company. The Series B Preferred shall have 50 votes per share on any matter submitted to the holders of the common stock, of the Company, or any class thereof, for a vote, and shall vote together with the common stock, or any class thereof, as applicable, on such matter for as long as the share of Series B Preferred is issued and outstanding, provided, however, that such number of votes shall be equitably adjusted for any forward or reverse splits of the common stock. The Series B Preferred will not be entitled to receive dividends. The Series B Preferred will not have any preferences upon any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, the Series B Preferred shall not be entitled to receive any distribution of any of the assets or surplus funds of the Company.

The Series B Preferred shall not participate in any distributions or payments to the holders of the common stock or in any distributions to any other classes of preferred stock of the Company. Further, the Company may not, and shall not, amend the Certificate without the prior written consent of holders of the Series B Preferred holding a majority of the Series B Preferred then issued and outstanding.

On March 29, 2019, the Company issued 1,000,000 shares of Series B Preferred to Michael Chermak, the Company’s Chief Executive Officer and a member of its board of directors, in exchange for Mr. Chermak agreeing to forego $25,000 in accrued compensation from the Company.

OZOP

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), one of our former directors purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, OZOP formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, OZOP acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, is a private limited company incorporated in Hong Kong.

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt is secured by Spinus’s assets and was due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. OZOP acquired Spinus to gain control of a license rights agreement for exclusive rights to intellectual property related to minimally invasive spine surgery techniques. The Assumed Debt of $250,000 was paid in November 2018.

Overview

Our Principal Products and Services

We are engaged in the business of inventing, designing, developing, manufacturing and distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

Our principal products and services include a full line of implants which can be used in +80% of all surgical spine cases, including:

•	Anterior cervical spine cases (ACP, CIB).
•	Posterior lumbar Interbody Fusion (PLIF).
•	Transforaminal Interbody Fusion (TLIF).
•	Anterior Lumbar Interbody Fusion (ALIF).
•	Lateral Lumbar Interbody Fusion (LLIF).
•	Lateral Buttress Plate.
•	Open and MIS Pedicle Screws.

Sales and marketing

OZOP’s sales and marketing strategy is based on our market experience and an extensive network of personal relationships built over the careers of our founders and officers. These relationships include surgeons, institutional buyers, and a vast network of surgical product distributors throughout the US. The Company plans to sponsor ‘hands on’ clinical workshops for surgeons in the US to train practitioners in the new techniques and products. The overriding objective of this business approach is to generate steadily increasing revenue and build a customer base that will embrace the Company’s current and future products. This has the two-fold benefit of lowering the company’s capital requirements and decreasing new product adoption curve. It is important to note that the customers of the current product offering are the same buyers that we hope will adopt future products. The same physician customers and distribution partners are all prospects for the new products in development. In fact, in many cases, OZOP plans to use the attraction of early access to these new products as an inducement to secure their immediate business.

We primarily plan to sell our products to hospitals and surgical facilities by (i) employees and contracted sales representatives, and (ii) commission-paid distributors. Our representatives and commission-paid distributors use their business contacts to expand and establish relationships to build our target medical facility customer base. We also plan to execute and maintain stocking distribution agreements providing distributors exclusive or non- exclusive distribution rights in certain geographic areas for the sale and promotion of the products we offer. We believe our IP and exclusive distribution agreements can provide us with important competitive advantages by increasing our brand awareness and ensuring that we use the latest design and manufacturing technology for our products that are perceived to be important to our customers.

We plan to develop and expand our customer portfolio by building relationships with key medical professionals. We will provide on-going product training and support to our sales representatives and independent contractors along with product marketing materials to ensure customer satisfaction with the products we offer. We believe focusing on these key areas is essential to growing our customer base and revenues.

We have significant concentration in and dependence on a small number of customers. In 2018, two (2) customers represented one hundred percent (100%) of our consolidated net revenues. If we lose either customer relationship, without replacing them, it could adversely impact our business, future operating results, and financial condition.

Manufacturing

We contract primarily with small and medium-sized manufacturers that are subject to FDA compliance and approval standards. These manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures. All of our manufacturing partners will be qualified to manufacture under the FDA’s Quality System Regulations/ISO 13485 standards. The Company intends to retain in-house the quality assurance function so that we can approve all products prior to their release to market. We also intend to utilize high quality software in an effort to assure that our products remain compliant throughout all operations. The Company believes that there are no significant issues with availability of needed materials that would prevent us from meeting the projected market demand for our initial products in a timely manner. Packaging design and manufacturing will be outsourced to one or more experienced medical device packaging companies. The Company believes that this will allow for accelerated time to market and optimizing the shelf life of those products that are pre-packaged sterile.

Competition

The global spinal surgery market is characterized by strong competition. The worldwide spinal implant market currently includes over 220 manufacturers, but not all active competitors offer interbody spinal fusion devices in the United States. According to the 2018 Orthoworld, Inc., Orthopedic Industry Annual Report, the top ten companies account for approximately 80% of the overall market. The FDA's reclassification of spinal fusion devices from Class III to Class II in 2007 has attracted, and will continue to attract, new entrants in the market. The Company has recently seen a series of product launches and an increased focus on research and development activities, and it anticipates that intense competition between the new entrants and existing companies may lead to pricing pressure on all companies in the future.

According to the Orthoworld report, Medtronic Inc. dominates the global market for spinal surgery devices, with a market share of approximately 27%. The Company believes that this is due, in large part, to its broad portfolio of spinal fusion devices. DePuy Synthes ranks second at 16%. Other leading players with market shares of approximately 10% and 8%, respectively include NuVasive Inc. and Stryker Corporation.

We believe the competition in our industry is primarily caused by continued mergers and acquisitions of smaller companies by larger, vertically-integrated companies that produce, market and distribute medical devices and surgical implants. Our vertically-integrated competitors benefit from their ability to control costs for the devices they manufacture and distribute. Moreover, the market in which we operate is sensitive to changes in third-party and government reimbursements and, to a lesser degree, competitive discount pricing. We believe that our industry will continue to see increased mergers and acquisitions because the market is significantly fragmented with numerous medical device distributors and specialized suppliers offering similar product portfolios throughout the United States.

Intellectual Property

We own and license an expansive and formidable intellectual property (“IP”) portfolio. On February 1, 2018, Spinus entered into an Intellectual Property Licensing Agreement (the “Licensing Agreement”). Pursuant to the Spinus acquisition, the Company assumed the obligations under the Licensing Agreement and pledged the assets of Spinus as security. In consideration of $250,000 Spinus has the exclusive rights to certain patents and the non-exclusive rights to other patents. The patents surround mechanical or inflatable expandable interbody implant products. The $250,000 was due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company paid the $250,000 on November 20, 2018. The Company also will pay a royalty of 7% of net sales on any product sold utilizing any of the patents. There have not been any sales of the licensed products and accordingly, no royalties have been incurred.

The Company is in the process of expanding this portfolio and developing and bringing these products/procedures to market. Some of these products have short pathways to US regulatory approval, while others require a more resource intensive effort. We plan to pursue additional strategic alliances and partnerships through IP license agreements, and secure agreements from engineering firms and suppliers to build upon and to bring to market our portfolio of IP products.

Regulatory Issues

Our business is subject to highly complex United States federal and state regulations that may impact our ability to fully implement our strategic plans and initiatives. We are required to obtain and hold licenses and permits and to comply with the regulatory requirements of various governmental agencies. If we fail to comply with such regulatory requirements or if allegations are made that we fail to comply with such regulations, the economic viability of our Company may be adversely affected.

FDA Regulations

The manufacturers and suppliers of the products we market are subject to extensive regulation by the FDA, other federal governmental agencies, and state authorities. These laws and regulations govern the approval of, clearance of, or license to commercialize medical devices (such as implants). This includes compliance with the standards and requirements related to the design, testing, manufacture, labeling, promotion, and sales of the products, record keeping requirements, tracking of devices, reporting of potential product defects and adverse events, conduct of corrections, and recalls and other matters. As a distributor, marketer and repackager/relabeler of such FDA-regulated products, we are subject to independent requirements to register and list certain products. We may be required to obtain state licensure or certifications and we may be subject to inspections, in addition to complying with requirements that apply to the manufacturers of the products we market. Failure to comply with those applicable requirements could result in a wide variety of enforcement actions, ranging from warning letters to more severe sanctions such as fines, civil penalties, operating restrictions, injunctions, and criminal prosecutions.

Healthcare Laws and Regulations

We are required to comply with federal and state healthcare laws and regulations. Such healthcare fraud and abuse laws apply to the relationships that we or our distributors have with healthcare professionals and entities, such as physicians and hospitals. U.S. federal health care laws including laws related to false claims, health care fraud and abuse, physician self-referrals, and anti-kickbacks apply when we or our customers submit claims for items or services that are reimbursed under federally-funded health care programs (such as Medicare or Medicaid). State health care laws of a similar nature apply to state-funded health care programs and may also apply with private third-party payors. The requirements of these laws are complex and subject to varying interpretations. If we fail to comply with these laws, we could be subject to federal or state government investigations, substantial fines, exclusion from future participation in government healthcare programs, and civil or criminal sanctions. Such sanctions and damages could adversely affect the economic viability of our Company.

Employees

Other than our officers and directors, we currently do not have any employees. We plan on adding support staff for sales, marketing, distribution and administrative services in the second quarter of 2019.

ITEM 1A.  RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following Risk Factors describe some of the most significant events, facts, and circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our strategies and business plans, and the market price for our securities. Many of these events are outside of our control. If any of these events actually occur, our business, financial condition, or results of operations may be materially adversely affected, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investments. We believe our Common Stock continues to be low volume traded and therefore, subject to significant volatility.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with your investment.

We have a limited operating history in our surgical device and technology business and to date, we have generated a small amount of sales and revenues in this line of business. Consequently, these aspects of our operations are subject to all the risks inherent in the establishment of an early stage business enterprise. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this annual report on Form 10-K. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

If we do not obtain additional financing, our business will fail.

We anticipate that additional funding will be needed for debt service, general administrative expenses and marketing costs. However, there is no guarantee that we will be able to raise the required cash and because of this our business may fail. We do not currently generate sufficient revenue from operations to pay our debt service requirements or any of our monthly expenses. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us.

Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including working capital needs and expansion costs.

We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to service our debt, fund our planned working capital needs and execute on our business expansion strategy. We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. If we are unable to service or repay our debt when it becomes due, our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets, and we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Additionally, we may not be able to take these types of actions, if necessary, on commercially reasonable terms, or at all. The occurrence of any of these events would have a material adverse effect on our business, results of operations and financial condition.

Our commercial success depends upon attaining market acceptance of our products by physicians, patients and healthcare payers.

The medical device industry is highly competitive and subject to rapid technological change. Our success depends, in part, upon physicians continuing to perform a significant number of procedures and our ability to achieve and maintain a competitive position in the development of technologies and products in the orthopedic field. If physicians, patients, or other healthcare providers opt to use our competitors' products, or healthcare payers do not accept our products, our commercial opportunity will be reduced and our potential revenues will suffer.

The FDA regulates the manufacturers and suppliers of the products that we sell, market, manufacture, and distribute, and regulatory compliance is costly and could contribute to delays in the availability of our products.

Under FDA regulations, we are subject to the same FDA regulation as the manufacturers and suppliers we purchase from. These regulations govern (i) the introduction of new medical devices; (ii) the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iii) the maintenance of certain records; (iv) the ability to track devices; (v) the reporting of potential product defects; (vi) the importing and exporting of devices; and (vii) various other matters. Furthermore, manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices. In addition, we are subject to ongoing compliance concerning 510(k) approvals, as well as potential onsite inspections by the FDA. Being found in violation and failing to correct an FDA compliance issue, could potentially result in product recall, product seizure, or the de-listing of our products with 510(k) Approval. These types of FDA regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

The commercial launch and sale of certain of our products may require FDA approval

We may be required to receive FDA approval for certain of our products before we may begin their commercial launch and sale of such products to the public. FDA approval has not yet been received for these products, and failure to receive such approval would have a material adverse effect on our business and revenues.

Our industry is subject to rapid technological changes.

The market for the products we plan to offer is characterized by innovative technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the market position we expect to enter into could erode rapidly due to unforeseen changes in the features of competing products. Our future success will depend in part upon our ability to enhance the products we are currently developing and to develop and introduce new products enhancements to meet changing client requirements. The process of developing products such as those we are currently developing is extremely complex and is expected to become increasingly complex and expensive in the future. There can be no assurance that we will successfully complete the development of new products in a timely fashion or that our current or future products will satisfy the needs of our target market.

We currently have only a small management team and no other staff, which could limit our ability to effectively seize market opportunities and grow our business.

Our operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of operating losses. As a smaller company with a limited operating history, our success will depend, among other factors, upon how we will manage the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, products and channels of distribution, and current and future development. In addition, as a company with a limited operating history we have only a small management team and no staff to grow our business and manage the risks inherent in a growing business enterprise. These factors could limit our ability to effectively seize market opportunities and grow our business.

We operate in and plan to expand into extremely competitive environments, which will make it difficult for us to achieve market recognition and revenues.

We operate in an extremely competitive environment and the markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of our new products and services and thereafter upgrades of our products and services to comply with emerging industry standards and to address competing technological and product developments by our competitors. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and customer needs. We may focus our resources on technologies that do not become widely accepted, are not timely released or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted. You have no assurance that our new products and services, which we intend to be a significant part or our business, will be accepted in the marketplace. If our products and services do not achieve market acceptance, our revenues will be significantly below the level we anticipate.

Our growth will depend on our ability to develop our brand and any failure to do so could limit our business prospects, which could have a material adverse effect on our results of operations and financial condition.

We believe that establishing a strong brand will be critical to achieving widespread acceptance and adoption of our products and services. Promoting and positioning our brand will depend largely on the success of our marketing efforts, distribution channels and ability to provide high quality service. Establishing a significant brand presence for an orthopedic company often requires substantial marketing investment, and many companies have failed to generate the necessary adoption rates even after such a process. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we are not successful in building our brand, it could limit our business prospects, which could have a material adverse effect on our results of operations and financial condition.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring additional distributors of our products. In addition, the operation of our business will require a significant cash investment to finance purchases of products we intend to sell. We will need additional financing to implement our expansion strategy to acquire additional medical device distributors and finance their operations.  We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy of expansion in new markets, increased sales may not materialize to the extent we expect, or at all, resulting in unrecoverable expenses and investments. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We have significant concentration in and dependence on a small number of customers.

In 2018, two (2) customers represented one hundred percent (100%) of our consolidated net revenues. If we lose either customer relationship, without replacing them, it could adversely impact our business, future operating results, and financial condition.

To grow revenues and profitability from certain products, we must expand our relationships with hospital systems, third-party distributors and independent sales representatives, whom we do not control.

We plan to derive significant revenues through our relationships with hospital systems, distributors and independent sales representatives. If such a relationship terminated or otherwise negatively impacted for any reason, it could materially and adversely affect our ability to generate revenues and profits. Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, we could lose our relationship with our ultimate customer.

Our success partially depends on our ability to retain and motivate our distributors, independent sales agencies, and their representatives to sell our products in certain territories. However, such parties may not be successful in implementing our strategies and marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer competing products from other companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions for them, which could adversely affect our operations and operating results. We also may not be able to find additional distributors and independent sales representatives who will agree to market or distribute our products on commercially reasonable terms, if at all. If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

Our growth and profitability will depend in large part upon the effectiveness of our marketing strategies and investments.

Our future growth and profitability will partially depend on our marketing performance and appropriate cost structure, including our ability to:

•	create greater awareness of the products we sell and the quality control and customer service of our Company;

•	identify and utilize the most effective sales representatives who are experienced with understanding the advantages of our products and who can effectively communicate that to our customers; and

•	effectively scale marketing and administrative expenditures with revenue value and profitability.

Ineffective sales representatives, promotional efforts, and management of working capital could adversely affect our future results of operations and financial condition.

Product quality problems, or defects in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We sell highly complex products that incorporate advanced technologies. Despite testing prior to their sale, our products may contain undetected defects or fail to meet specifications. Product defects or failure to meet specifications could affect the performance of our products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

In the event of discovery of defects in our products, we may become subject to high costs of remediation. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects.

Dependence on third-party manufacturers to build our products may result in manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end customers.

We anticipate we will heavily depend on third-party contract manufacturers for our product lines. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time, if at all, or on a cost-effective basis.

Our plans to rely on contract manufacturers also yields the potential for their infringement of third- party intellectual property rights in the manufacturing of our products or misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our future third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead times, capacity constraints or quality control problems in their manufacturing operations or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

The medical device industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. We may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our products may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, whether with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our products, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, the company anticipates that future distribution agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

We are highly dependent on our Officers and Directors and the loss of any of them could have a material adverse effect on our business and results of operations. Further, we may not be able to attract qualified directors or officers to replace them or other key management personnel necessary to grow our business.

We are highly reliant on the services of our Director and Chief Executive Officer, Michael Chermak and our Chief Operating Officer and Director Thomas McLeer and our Chief Financial Officer Barry Hollander. If either of the foregoing left, it could have a material adverse effect on our business and results of operations. Furthermore, we must continue to hire experienced managers to continue to grow our business. As a company with limited operating history, we may have difficulty attracting and retaining new individuals. If we are not successful in attracting management, it could have a material adverse effect on our ability to grow our business, which would adversely affect our results of operations and financial condition.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current management is comprised of our Directors, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Our success will depend, in part, upon the ability of our management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Our business model is subject to change

We may elect to make hiring, marketing, pricing, and service decisions that could increase our expenses, affect our revenues and impact our overall financial results. Moreover, because our expense levels in any given quarter are based, in part, on management’s expectations regarding future revenues, if revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a shortfall in revenues. The extent to which expenses are not subsequently followed by increased revenues would harm our operating results and could seriously impair our business.

Healthcare policy changes, including legislation to reform the U.S. healthcare system, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals and enactments by members of U.S. Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the U.S. healthcare system. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. The adoption of some or all of these enactments and proposals could have a material adverse effect on us. We cannot predict the final form these might take or their effects on our business.

The Patient Protection and Affordable Care Act and Healthcare and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with sales in the U.S., this healthcare reform legislation will materially impact us. Certain provisions of the legislation will not be effective for a number of years, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers such as us a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our business, financial condition and the results of operations. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations ultimately will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

The application of the privacy provisions of HIPAA is unclear, and we will become subject to other laws and regulations regarding the privacy and security of medical information.

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates "covered entities" (insurers, clearinghouses, and most healthcare providers) and indirectly regulates "business associates" with respect to the privacy of patients' medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is unclear whether we would be deemed to be a covered entity or a business associate under the HIPAA regulations. In either case, we will be required to physically safeguard the integrity and security of the patient information that we, or our physician customers receive, store, create or transmit. If we fail to safeguard patient information, then we or our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market our products. We also may be liable under state laws governing the privacy of health information.

We conduct business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions.

Our business is subject to extensive federal, state, and, in some cases, local regulation. As the healthcare industry continues to evolve, we anticipate increased regulation. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs or reduce revenue and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Non-compliance with these laws and regulations could cause us to become the subject of a variety of enforcement or private actions, subject us or our management personnel to fines or various forms of civil or criminal prosecution, and result in negative publicity potentially damaging our reputation, and our relationships with members and consumers in general.

A global economic downturn could result in unfavorable economic conditions and may have an adverse impact on our business results or financial condition.

A global economic downturn could result in unfavorable economic conditions in many markets in which we plan to sell our products. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including reduced demand for our products resulting from a slow-down in the general economy or a shift in consumer preferences for economic reasons to private label products or to less profitable channels. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our business results or financial condition.

Risks Related to Our Common Stock

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	the results of operating and financial performance and prospects of other companies in our industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

•	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

•	market conditions for providers of services to telecommunications, utilities and managed cloud services customers;

•	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

•	changes in government policies in the United States and, as our international business increases, in other foreign countries;

•	dilution caused by the conversion into common stock of convertible debt securities;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	any lawsuit involving us, our services or our products;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our management team; and

•	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding, including the existing lawsuits filed against us and described elsewhere in this report, could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

We have convertible notes outstanding that could affect our price.

Due to the Convertible Notes outstanding, aggregating $1,517,875, we have a substantial number of shares that are subject to issuance pursuant to conversions of this debt at a conversion prices of up to 55% of the lowest price quoted on the OTC Markets for our common stock during certain time periods prior to the conversion date. The issuance of common stock pursuant to our convertible notes at conversion less than market prices may have the effect of limiting an increase in market price of our common stock until all of these shares underlying the convertible debt have been issued.

Michael Chermak, our Chief Executive Officer and Member of Our Board of Directors holds 1,000,000 Series B Preferred Shares which gives him voting control of the Company and therefore effective control of the Company.

As the holder of the Series B Preferred, Michael Chermak, the Company’s Chief Executive Officer and a member of its board of directors, will have 50 votes per each share of the 1,000,000 share of Series B Preferred that he owns, constituting 50,000,000 votes, on any matter submitted to the holders of the common stock of the Company, effectively giving Mr. Chermak voting control of the Company, as there are only 29,555,446 shares of the Company’s common stock currently issued and outstanding. Upon the issuance of the Series B Preferred to Mr. Chermak on March 29, 2019, he acquired voting control over the Company which resulted in a change of control of the Company. In addition to the voting power held by Mr. Chermak via the Series B Preferred, he is also the holder of 5,359,223 shares of the Company’s common stock representing 18.14% of the issued and outstanding shares of the Company’s common stock. As a result of the issuance of the preferred, Mr. Chermak’s total voting percentage, including his common stock, is now 69.59%. This leaves our shareholders with no control over our business and operations, and any investors in our Company should be aware of this risk.

Because our officers and board of directors will make all management decisions, you should only purchase our securities if you are comfortable entrusting our directors to make all decisions.

Our board of directors will have the sole right to make all decisions with respect to our management. Investors will not have an opportunity to evaluate the specific projects that will be financed with future operating income. You should not purchase our securities unless you are willing to entrust all aspects of our management to our officers and directors.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

We may generally issue shares of common stock upon conversion of our convertible debt, to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time. Any such new issuances may cause a decrease in the quoted price of our common stock.

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Trading of our common stock is conducted on the OTCQB Marketplace operated by the OTC Markets Group, Inc. under the trading symbol “OZSC.” Not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company. This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933 if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have depressive effect upon the price of the common stock in any market that may develop.

There may in all likelihood be little demand for shares of our common stock and as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Markets, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Investors who purchase shares of our common stock should be aware of the possibility of a total loss of their investment.

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the risk factors described in this section in addition to the other information contained in this Agreement. The risk factors described herein, however, may not reflect all of the risks associated with our business or an investment in our common stock. You should invest in our Company only if you can afford to lose your entire investment.

When we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 290,000,000 shares of common stock with a $0.001 par value, and 29,555,446 common shares are currently issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Our inability to maintain internal controls over financial reporting and procedures (see “Item 9A. Controls and Procedures”), could have a material adverse effect on our investors’ confidence in our reported financial information. There is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms. Effective internal controls over financial reporting and disclosure controls and procedures are necessary to provide reliable financial reports and to detect and prevent fraud. Our significant assessment and remediation measures we have taken may not be sufficient to maintain investors’ confidence, and a damage to our reputation may result in an adverse impact to our financial position and results of operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, as opposed to absolute, assurances that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Individual acts can also circumvent these controls through collusion of two or more people or through our executive’s override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may have occurred and may not have been detected. A failure in any of our internal controls and procedures may result in (i) enforcement actions by the SEC or other governmental or regulatory bodies; (ii) litigation; (iii) loss of reputation; (iv) loss of investor confidence; (v) inability to acquire capital; or (vi) other material adverse effects on our Company.

Under our Amended and Restated Articles of Incorporation and Nevada law, we could issue “blank check” preferred stock without stockholder approval, which would dilute our then current stockholders’ interests and impair such stockholders’ voting rights, discouraging a takeover that our stockholders may consider favorable.

Our certificate of incorporation, as amended, provides that we may authorize and issue up to 10,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by our Board. Our Board has issued 1,000,000 of Series B Preferred, and is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting, or other rights, which could dilute the interest of or impair the voting power of our holders of Common Stock. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

If our Common Stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company (“DTC”) our stockholders’ ability to sell shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our Common Stock is eligible for electronic settlement, historically DTC has imposed a chill or freeze on the deposit, withdrawal, and transfer of common stock of issuers whose common stock trades on the OTC Markets. Depending on the type of restriction, it can prevent our stockholders from buying or selling our shares of Common Stock and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period. While we have no reason to believe a chill or freeze will be imposed against our Common Stock, if DTC did so, our stockholders’ ability to sell their shares would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties. Our corporate office utilizes the office of our CFO in West Palm Beach, Florida at no cost to the Company. During 2018, the Company rented on a month to month basis office space in California from Regus. The Company cancelled the month to month lease in October 2018. During 2017 and 2018 we utilized office space for Ozop Surgical Limited in Hong Kong on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, on the over-the-counter market, and is now quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “OZSC.” The closing price of our common stock on the OTCQB on April 15, 2019 was $0.43.

Market Information

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period		High		Low
Fiscal Year 2018
First Quarter (January 1, 2018 – March 31, 2018)		$1.20		$1.20
Second Quarter (April 1, 2018 – June 30, 2018)		$1.75		$1.20
Third Quarter (July 1, 2018 – September 30, 2018)		$1.75		$1.75
Fourth Quarter (October 1, 2018 – December 31,2018)		$1.85		$1.10

Fiscal Year 2017
First Quarter (January 1, 2017 – March 31, 2017)	$	N/A	$	N/A
Second Quarter (April 1, 2017 – June 30, 2017)		$1.20		$0.70
Third Quarter (July 1, 2017 - September 30, 2017)		$1.20		$1.20
Fourth Quarter (October 1, 2017 – December 31, 2017)		$1.20		$1.20

Holders

As of December 31, 2018, the Company had 29,068,202 shares of our common stock issued and outstanding held by 51 holders of record.

Dividends

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

Securities authorized for issuance under equity compensation plans

None

RECENT SALES OF UNREGISTERED SECURITIES

As of December 31, 2018, the Company had 290,000,000 shares of $0.001 par value common stock authorized and there were 29,068,202 shares of common stock issued and outstanding.

The following reflects all sales of unregistered securities during the period covered by this Annual Report that have not been previously disclosed.

Issuances of Common Stock

On October 24, 2018, the company recorded the issuance of 20,000 shares of common stock pursuant to a consulting agreement.

On November 21, 2018, the company recorded the issuance of 57,000 shares of common stock for services provided to the Company.

During the year ended December 31, 2018, holders of an aggregate of $776,357 in principal and accrued interest of convertible debt issued by OZOP converted their debt and accrued interest into 1,463,701 shares of our common stock at an average conversion price of $0.53 per share.

The above issuances of common stock were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), in reliance upon exemptions from the registration requirements of the Act in transactions not involving a public offering, including, but not limited to the exemption provided pursuant to Rule 506(b) of Regulation D, as promulgated by the Securities and Exchange Commission under the Act for offers and sales of restricted securities in a private, non-public transaction to accredited investors, as defined in Rule 501 of Regulation D.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The independent auditors’ reports on our financial statements for the years ended December 31, 2018 and 2017 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 12 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

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

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the SEC. The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry and Eric Siu were named as directors of the Company. On March 3, 2019, Mr. Thomas McLeer was named a director. Mr. Chaudhry resigned form our board of directors on March 4, 2019, and Mr. Siu resigned from the board on March 5, 2019.

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

On April 19, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “April PPM”), which as amended, was an offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 shares of common stock for a price of $0.50 per share (the “Purchase Price”). During the year ended December 31, 2018, we sold 500,000 shares of common stock pursuant to the April PPM and received proceeds of $250,000.

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “October PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. During the year ended December 31, 2018, we sold 100,000 Units of the October PPM at $0.50 per Unit, issued 100,000 shares of our common stock and received proceeds of $50,000.

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

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt is secured by Spinus’s assets and is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company paid the $250,000 on November 20, 2018. The Company also will pay a royalty of 7% of net sales on any product sold utilizing any of the patents. There have not been any sales of the licensed products and accordingly, no royalties have been incurred.

Results of Operations for the year ended December 31, 2018 and 2017:

Revenue

For the year ended December 31, 2018, the Company generated total revenue of $157,458 compared to $56,612 for the year ended December 31, 2017. The revenues are from the sale of spine surgery products and endoscopes. The increase in revenues is a result of revenues of $107,851 for the year ended December 31, 2018, from Spinus. Spinus was acquired in February 2018 and therefore there were no revenues in the 2017 period from Spinus.

Cost of revenues

For the year ended December 31, 2018, cost of revenues was $39,692 compared to $38,761 for the year ended December 31, 2017.

Operating expenses

Total operating expenses for the year ended December 31, 2018, were $1,561,539 compared to $1,361,416 for the year ended December 31, 2017. The operating expenses were comprised of:

	Year ended December 31,
	2018	2017
Management fees	$545,901	$378,007
Professional and consulting fees	235,279	425,153
Stock based compensation	334,333	—
Rent	22,075	22,081
Research and development	88,572	264,563
Other	335,379	271,612
Total	$1,561,539	$1,361,416

The increase in management fees is a result of the Company engaging a CFO in 2018, and incurring expenses of $120,000 for the year ended December 31, 2018, as well as effective October 1, 2018, hiring a new chief operating officer, and incurring $45,000 of expense for the year ended December 31, 2018. The Company estimates current annual expense for management fees to be approximately $480,000 for fiscal year ended December 31, 2019. The Company also anticipates hiring additional employees beginning in the second quarter of 2019.

Professional and consulting fees decreased in the current period as the 2017 period included approximately $379,000 of expenses for fees related to services provided as the Company was attempting to go public in European markets. During the year ended December 31, 2018, the Company completed the reverse merger and has engaged US counsel on a monthly retainer of $6,500. In addition to the monthly retainer, in 2019, the Company anticipates additional legal expenses related to patent filings as well as the filing of a registration statement, pursuant to various Registration Rights Agreements the Company has executed.

Stock compensation expense of $334,333 for the year ended December 31, 2018, is comprised of:

  On July 1, 2018, the Company recorded the issuance of 30,000 of common stock for legal services. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the April PPM and recorded $15,000 of stock- based compensation expense.

  On September 30, 2018, the company recorded the issuance of 650,000 shares of common stock pursuant to a one-year consulting agreement. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the April PPM. The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $108,333 in stock-based compensation for the year ended December 31, 2018.

  On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800,000 shares. The Company valued the shares issued at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the October PPM. The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $172,500 in stock-based compensation for the year ended December 31, 2018.

  On October 24, 2018, the company recorded the issuance of 20,000 shares of common stock pursuant to a consulting agreement. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the October PPM and recorded $10,000 of stock- based compensation expense.

  On November 21, 2018, the company recorded the issuance of 57,000 shares of common stock for services provided to the Company. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the October PPM and recorded $28,500 of stock- based compensation expense.

Research and development costs in the 2017 period were related to Ozop Surgical Limited, our Hong Kong subsidiary. Additionally, Spinus’s research and development expenses for the year ended December 31, 2018, of $88,572, is included in the 2018 period. The Company anticipates incurring substantial research and development costs in 2019 and beyond as it continues to develop, engineer and test prototypes of new products to be introduced to the market.

General and administrative expenses, other

Other general and operating expenses were $335,379 and $271,612 for the years ended December 31, 2018, and 2017, respectively, and were comprised of:

	Year ended December 31,
	2018	2017
Travel expenses	$107,553	$99,004
Advertising and marketing	43,527	19,454
Trade show expenses	35,922	—
Meals and entertainment	20,605	16,094
Commissions	12,332	—
Filing fees	11,724	48,394
General and administrative	103,716	88,666
Total	$335,379	$271,612

Other Income (Expenses)

Other expenses, net, for the year ended December 31, 2018 was $1,046,932, compared to other expenses, net, of $70,485, for the year ended December 31, 2017, were as follows.

	Year ended December 31,
	2018	2017
Interest expense	$442,845	$70,485
Loss on change in fair value of derivatives	33,787	—
Amortization of debt discounts	1,232,154	—
Gain on extinguishment of debt	(661,854)	—
Total other expense (income), net	$1,046,932	$70,485

The increase in other expense is primarily a result of increases in interest expense and amortization of debt discounts, partially offset by gains on extinguishment of debt for the year ended December 31, 2018.

Net loss

The net loss for the years ended December 31, 2018, and 2017, was $2,490,705 and $1,414,050, respectively. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $6,000,000 of working capital to complete substantially all of its desired business activity for the next twelve months, including bringing new products to market as well as meeting the qualifications for an uplist to the NASDAQ market. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the year ended December 31, 2018, we primarily funded our business operations with $1,533,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($1,527,425) as well as $300,000 from the sale of 600,000 shares of common stock at $0.50 per share. Of the proceeds $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO, $471,812 used to make payments on convertible debt of $201,800 and a note payable of $270,012 and for working capital. We are conducting a private placement offering to seek to raise the necessary working capital to continue to fund our business operations, or we may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of December 31, 2018, we had cash of $50,903 as compared to $111,035 at December 31, 2017. As of December 31, 2018, we had current liabilities of $3,007,578 (including $1,199,514 of non-cash derivative liabilities), compared to current assets of $199,327, which resulted in a working capital deficit of $2,808,251. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, license fees payable and notes payable.

Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $835,376, compared to $972,845 for the year ended December 31, 2017. For the year ended December 31, 2018, our net cash used in operating activities was primarily attributable to the net loss of $2,490,705 and a gain of $661,854 in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $1,582,786, stock based compensation of $333,333 and loss on the change in fair value of derivatives of $33,787. Net changes of $366,274 in operating assets and liabilities reduced the cash used in operating activities. For the year ended December 31, 2017, our net cash used in operating activities was primarily attributable to the net loss adjusted by the net changes of $415,445 in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2018, cash used investing activities of $236,066 was comprised of the cash acquired in the Spinus acquisition of $21,580, offset by the purchase of office equipment of $7,646 and payment of $250,000 under the Spinus license agreement. For the year ended December 31, 2017, the Company purchased office equipment of $1,944.

Financing Activities

For the year ended December 31, 2018, the net cash provided by financing activities was $1,011,188, compared to $960,000 for the year ended December 31, 2017. During the year ended December 31, 2018, we received $1,333,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($1,527,425) as well as $300,000 from the sale of 600,000 shares of common stock at $0.50 per share. Payments of $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO and we also made payments on convertible debt of $201,800 and notes payable of $270,012. The net cash provided by financing activities of $960,000 for the year ended December 31, 2017, resulted from proceeds of $710,000 from the issuances of convertible notes and $250,000 from the issuance of notes payable.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements:

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of the Company and Ozop and its’ wholly owned subsidiaries; Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. Revenues from Spinus of $107,851 are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2018 and 2017.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2018, the Company recorded $88,572 and $264,563 of research and development expenses, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F1-F20 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2018, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2018, as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider using third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s). Our By-Laws provide for up to four directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position	Director Since
Michael Chermak	60	Chief Executive Officer and Director	April 13, 2018
Thomas McLeer	62	Chief Operating Officer and Director	March 3, 2019
Barry Hollander	61	Chief Financial Officer	—

Michael Chermak, 60, has been a director and Chief Executive Officer of the Company since September 2016. From 2012 to the present Mr. Chermak has served as the Managing Director of Makena Investment Advisers, LLC. From June 2011 to the present he has served as president of MD Capital Advisors, Inc., a business advisory firm. Previously, he was the founder and CEO of Healthdemographics, Inc., a company in the healthcare predictive data and decision support business. He sold the company in 1997 to Medirisk. In 1998, he was the co-founder and Chairman of Medibuy.com, an Internet healthcare supply vendor. From 2005 to 2008, he was the Chairman and Chief Executive Officer of Bridgetech Holdings International (OTC: BGTH) which focused on introducing western medicine into China. He has served on the Board of Directors and as an Audit Committee member of Beijing Origin Seed (NASDAQ: SEED) from 2005 to 2006. Mr. Chermak graduated from the University of New Mexico, Anderson School of Management.

Thomas McLeer, 62, was appointed as a member of the Company’s Board on March 3, 2019 and has served as the Company’s Chief Operating Officer since October 1, 2018. Mr. McLeer is a respected leader with over 25 years’ experience in spine and orthobiologics. Mr. McLeer is experienced in integrating all aspects of sales, marketing, engineering, product development and medical education for both public and private companies. Mr. McLeer served as Vice President of Sales and Marketing at LinkSpine from February 2017 to January 2018. Previously Mr. McLeer served as the VP of Sales and Marketing at Choice Spine spinal implants from January 2016 to July 2016. Previously he was Senior Vice President of Commercial Operations for Alphatec Spine from October 2012 to June 2014. Mr. McLeer served as the Chief Marketing Officer and General Manager of Spinal Operations for Global Spine Pioneer Surgical from 2009 to 2012. Mr. McLeer served as the Vice President of Sales and Marketing for Archus Orthopedic from 2005 to 2009. Mr. McLeer received his Bachelors Degree in Business Administration from Ohio State University in Columbus Ohio in May 1981. Mr. McLeer received his MBA in Business Administration from Northwestern University in Evanston Illinois in December 2011.

Barry Hollander, 61, has served as the Company’s Chief Financial Officer since April 13, 2018. Mr. Hollander has nearly 40 years of business experience including 25 years as Chief Financial Officer of private and public companies. Since May 2017, Mr. Hollander has been the Chief Executive Officer and Chief Financial Officer of Blockchain Solutions, Inc. (“BLCS” and f/k/a Cabinet Grow, Inc.), a publicly traded company. From May 2014 to November 2015 Mr. Hollander served as the CFO of BLCS and from January 2016 to May 2016 was the CEO and CFO of BLCS. From May 2011 to September 2015, Mr. Hollander was the Chief Financial Officer of Agritek Holdings, Inc. (“Agritek”), a publicly traded company, formerly known as MediSwipe, Inc. Agritek provides real estate management and health and wellness product lines for the medicinal marijuana industry. In 2010, Mr. Hollander founded Venture Equity, LLC, a Florida limited liability corporation that offers financial and business consulting services. Mr. Hollander began his career in 1981 in the accounting department of Macgregor Sporting Goods, and became part of the executive management team. Over his career, Mr. Hollander contributed to acquisitions, mergers assisting company’s preparing to go public and public reporting responsibilities, thereafter. Mr. Hollander hasa BS degree in Accounting from Fairleigh Dickinson University.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Code of Ethics

We adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer and Chief Financial Officer and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

•	Act honestly and ethically in the performance of their duties at our company,
•	Avoid actual or apparent conflicts of interest between personal and professional relationships,
•	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
•	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
•	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
•	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
•	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
•	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
•	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
•	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our board as a whole will consider executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2018.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2018 and 2017:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year 2018 and 2017;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2018 and 2017 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018. Compensation information is shown for the fiscal years ended December 31, 2018, and 2017:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Denis Razvodovskij(1)	2018	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—
Michael Chermak(2)	2018	$140,885	$—	$—	$—	$—	$140,885
	2017	$122,927	$—	$—	$—	$—	$122,927
Salman J. Chaudhry(3)	2018	$120,000	$—	$—	$—	$—	$120,000
	2017	$120,000	$—	$—	$—	$—	$120,000
Barry Hollander(4)	2018	$120,000	$—	$—	$—	$—	$120,000
	2017	$15,000	$—	$—	$—	$—	$15,000
Eric Siu (5)	2018	$120,000	$—	$—	$—	$—	$120,000
	2017	$120,030	$—	$—	$—	$—	$120,030

(1) Effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and then sole director.

(2) On April 13, 2018, Mr. Chermak was appointed as the Company’s Chief Executive Officer and member of the Board.

(3) On October 1, 2018, Salman J. Chaudhry resigned from his position as Chief Operating Officer and further resigned from his position as a member of the Company’s Board and from all positions with the Company on March 4, 2019.

(4) On April 13, 2018, Mr. Hollander was appointed as the Company’s Chief Financial Officer.

(5) On March 4, 2019, Eric Siu resigned from his position as a member of the Company’s Board.

2018 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2018 or December 31, 2017.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2018 and 2017.

EXECUTIVE EMPLOYMENT AGREEMENTS

On October 1, 2018, the Company entered into a Consulting Agreement (the “Agreement”) with Thomas J. McLeer, pursuant to which the Company agreed to engage Mr. McLeer as the Company’s Chief Operating Officer and Mr. McLeer agreed to provide the Company with services typically provided by a Chief Operating Officer. The term of the Agreement is for three (3) months and pursuant to the Agreement the Company agreed to negotiate an employment agreement with Mr. McLeer by December 31, 2018, with such employment agreement planned to contain standard industry terms and conditions. However, as of the date hereof, no employment agreement has yet been entered into. Pursuant to the Agreement, the Company agreed to pay Mr. McLeer $15,000 per month to be accrued monthly and to be paid upon a successful closing of a minimum of $1,000,000 in a private placement fundraising by the Company. Mr. McLeer has agreed to continue acting in the role of Chief Operating Officer under the original terms of the Agreement while his employment agreement continues to be negotiated.

Other than the foregoing, at this time, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through fiscal 2018. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of Apri 15, 2019, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of April 15, 2019, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns. Except as indicated below, the address of each person or entity listed is c/o OZOP SURGICAL CORP. 319 Clematis Street, Suite 714, West Palm Beach FL 33401.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned(1)
Michael Chermak, Chief Executive Officer and Director(2)	5,359,223	18.14%
Barry Hollander (3), Chief Financial Officer	1,000,000	3.39%
Thomas J. McLeer, Chief Operating Officer and Director	15,000	0.05%
All directors and executive officers as a group (3 persons)	6,374,223	21.57%

5% Stockholders:
RWO Medical Consulting, LLC(4)	5,000,000	16.92%
Eric Siu(5)	10,854,987	36.73%
Salman J. Chaudhry(6)	2,685,790	9.09%

(1) Percentages are based on 29,555,446 shares of the Company’s common stock issued and outstanding as of April 15, 2019.

(2) As the holder of the Series B Preferred, Michael Chermak, has 50 votes per each share of the 1,000,000 shares of Series B Preferred that he owns, constituting 50,000,000 votes, on any matter submitted to the holders of the common stock of the Company. In addition to the voting power held by Mr. Chermak via the Series B Preferred, he is also the holder of 5,359,223 shares of the Company’s common stock representing 18.14% of the issued and outstanding shares of the Company’s common stock. As a result of the issuance of the preferred, Mr. Chermak’s total voting percentage, including his common stock, is now 69.59%.

(3)The 1,000,000 shares are in the name of Venture Equity, LLC, which is owned and controlled by Mr. Hollander.

(4) RWO Medical Consulting, LLC is owned and controlled by Ron Oman and has an address at 5227 W. Adams Ave #404, Temple TX 76502.

(5) Mr. Eric Siu was formerly a member of the Company’s Board, until his resignation from same on March 5, 2019, and has an address at Room 4b Kingswell Comm Tower, 171-173 Lockhart Road, Wan Chai, Hong Kong.

(6) Mr. Salman J. Chaudhry was formerly a member of the Company’s Board, until his resignation from same on March 4, 2019, and has an address at 13345 Eaglebluff Lane, Eastvale Ca 92880.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2018	2017
CEO, parent	$140,885	$122,977
CEO, subsidiary	120,016	120,030
Former COO and CCO	120,000	120,000
COO, current	52,500	—
CFO	120,000	15,000
Total	$553,401	$378,007

As of December 31, 2018, and December 31, 2017, included in accounts payable and accrued expenses, related party is $552,806 and $246,090, respectively, for the following amounts owed the Company’s officers:

	December 31, 2018	December 31, 2017
CEO, parent	$22,825	$46,631
CEO, subsidiary	162,215	26,078
COO (former) and CCO	236,905	158,381
COO, current	45,000	-0-
CFO	58,037	15,000
Due to shareholder	27,825	—
Total	$552,806	$246,090

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Paritz & Company, P.A. for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2018, and December 31, 2017, as well as fees billed for other services rendered by Paritz & Company, P.A. during those periods.

	Fiscal 2018	Fiscal 2017
Audit Fees(1)	$3,500	$13,750
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total Fees	$3,500	$13,750

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

(2)	Tax Fees are fees paid for an international expansion review, transfer pricing studies, compliance services and tax consultation.

The following table presents fees for professional services rendered by Prager Metis CPAs, LLC for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2018, and 2017 (following the reverse merger) as well as fees billed for other services rendered by Prager Metis CPAs, LLC during those periods.

Fiscal 2018
Audit Fees(1)	$51,000
Audit-Related Fees	—
Tax Fees(2)	—
All Other Fees	—
Total Fees	$51,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

(2)	Tax Fees are fees paid for an international expansion review, transfer pricing studies, compliance services and tax consultation.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-21.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

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

35

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

10.8

Intellectual Property Portfolio License Agreement dated February 1, 2018 by and between Loubert S. Suddaby, MD and Spinus, LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2018).

10.9	Securities Purchase Agreement dated August 29, 2018, between Ozop Surgical Corp. and Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 5, 2018).

10.10	$339,250 Convertible Promissory Note dated August 29, 2018, by Ozop Surgical Corp. in favor of Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 5, 2018).

10.11	Securities Purchase Agreement dated August 29, 2018, by and between Ozop Surgical Corp. and More Capital LLC. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on September 5, 2018).

10.12	$55,000 Convertible Promissory Note dated August 29, 2018, by Ozop Surgical Corp. in favor of More Capital LLC. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on September 5, 2018).

10.13	Investor Relations Consulting Agreement dated August 31, 2018 between Ozop Surgical Corp. and Kingdom Building, Inc. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on September 5, 2018).

10.14	Amended and Restated Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated September 27, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 28, 2018).

10.15+	Consulting Agreement entered into between Ozop Surgical Corp and Thomas J. McLeer dated October 1, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2018).

10.16	Consulting Agreement entered into between Ozop Surgical Corp. and Draper Inc. dated October 19, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2018).

10.17	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Power Up Lending Group Ltd. dated October 19, 2018. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 24, 2018).

10.18	Convertible Promissory Note issued to Power Up Lending Group Ltd. by Ozop Surgical Corp. on October 19, 2018. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 24, 2018).

10.19	October 24, 2018, consulting agreement with Jeffrey Patchen. (Incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed on November 14, 2018).

10.20	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated November 15, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 21, 2018).

10.21	Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. on November 15, 2018. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 21, 2018).

10.22	Security Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated November 15, 2018. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on November 21, 2018).

10.23	Registration Rights Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated November 15, 2018. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on November 21, 2018).

10.24	Form of Warrant for Auctus Fund, LLC. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on November 21, 2018).

10.25	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 11, 2019).

10.26	Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. dated January 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 11, 2019).

10.27	Warrant issued by Ozop Surgical Corp. to Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 11, 2019).

10.28	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 11, 2019).

10.29	Convertible Promissory Note issued to Crown Bridge Partners, LLC by Ozop Surgical Corp. dated February 5, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 11, 2019).

10.30	Warrant issued by Ozop Surgical Corp. to Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 11, 2019).

10.31	Amendment No. 1 to Convertible Promissory Note issued October 19, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 15, 2019).

10.32	Amendment No. 1 to Convertible Promissory Note issued on December 5, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 15, 2019).

10.33	Warrant issued by Ozop Surgical Corp. to Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 15, 2019).

10.34	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 21, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 27, 2019).

10.35	Convertible Promissory Note issued on February 21, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 27, 2019).

10.36+	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.37+	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.38	Securities Purchase Agreement between Ozop Surgical Corp. and GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2019).

10.39	Convertible Promissory Note issued by Ozop Surgical Corp. to GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2019).

10.40	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

 + Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ozop Surgical Corp.

By:	/s/ Michael Chermak
Michael Chermak
Chief Executive Officer

Date:	April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Chermak	Chairman and Chief Executive Officer	April 16, 2019
Michael Chermak	(principal executive officer)

/s/ Thomas McLeer	Director and Chief Operating Officer	April 16, 2019
Thomas McLeer

/s/ Barry Hollander	Chief Financial Officer	April 16, 2019
Barry Hollander	(chief accounting officer)

OZOP SURGICAL CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Surgical Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Surgical Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of two years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 12 to the consolidated financial statements, the Company had a stockholders’ deficit of $2,348,360 and a working capital deficit of $2,808,251. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 16, 2019

Ozop Surgical, Corp
Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$50,903	$111,035
Advance to vendor	86,149	—
Prepaid assets	16,457	9,838
Accounts receivable	45,818	—
Total Current Assets	199,327	120,873

Office equipment, net	7,199	1,323
Goodwill	239,151	—
License Rights	213,542	—
TOTAL ASSETS	$659,219	$122,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$298,319	$126,169
Accounts payable and accrued expenses, related parties	552,806	246,090
Convertible notes payable, net of discounts	514,102	685,500
Convertible note payable, related party	50,000	50,000
Notes Payable	332,838	370,000
Notes Payable, related party	60,000	60,000
Derivative liabilities	1,199,514	—
Total Current Liabilities	3,007,579	1,537,759
Stockholders' Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding)	—	—
Common stock (290,000,000 shares authorized par value $0.001 29,068,202 and 13,000,000 shares issued and outstanding December 31, 2018 and 2017, respectively)	29,069	13,000
Deferred stock compensation	(269,167)	—
Additional paid in capital	1,959,857	141,373
Accumulated Deficit	(4,068,747)	(1,578,042)
Stock subscription receivable	(7,600)	—
Accumulated other comprehensive income	8,228	8,106
Total Stockholders' Deficit	(2,348,360)	(1,415,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$659,219	$122,196

See notes to consolidated financial statements.

Ozop Surgical, Corp
Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31,
	2018	2017
Revenue	$157,458	$56,612
Cost of Revenue	39,692	38,761
Gross Profit	117,766	17,851

Operating expenses:
General and administrative, related parties	553,401	378,007
General and administrative, other	919,566	718,846
Research and development	88,572	264,563
Total operating expenses	1,561,539	1,361,416

Operating loss	(1,443,773)	(1,343,565)

Other (income) expenses:
Interest expense	1,674,999	70,485
Loss on change in fair value of derivatives	33,787	—
Gain on extinguishment of debt	(661,854)	—
Total Other Expenses	1,046,932	70,485

Loss before provision for income taxes	(2,490,705)	(1,414,050)
Income tax provision	—	—
Net loss	(2,490,705)	(1,414,050)

Other comprehensive loss:
Foreign currency translation adjustment	122	8,116
Comprehensive loss	$(2,490,583)	$(1,405,934)

Loss per share	$(0.10)	(0.12)

Weighted average shares outstanding
Basic and diluted	25,486,302	11,714,286

See notes to consolidated financial statements.

OZOP SURGICAL, CORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2017 AND 2018

								Total
			Deferred	Stock	Accumulated	Additional	Retained	Stockholders’
	Common stock		Stock	Subscription	comprehensive	Paid-in	Earnings	Equity
	Shares	Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balances January 1, 2017	1,000,000	$1,000	—	—	$(10)	$153,373	$(163,992)	$(9,629)

Common stock issued for patents	12,000,000	12,000	—	—	—	(12,000)	—	—

Unrealized gain on foreign translation	—	—	—	—	8,116	—	—	8,116

Net loss	—	—	—	—	—	—	(1,414,050)	(1,414,050)

Balance December 31, 2017	13,000,000	13,000	—	—	8,106	141,373	(1,578,042)	(1,415,563)

Issue 7,600,000 shares for subscription agreements	7,600,000	7,600	—	(7,600)	—	—	—	—

Cancel 600,000 shares of common stock	(600,000)	(600)	—	—	—	600	—	—

Issue 5,000,000 shares for Spinus acquisition	5,000,000	5,000	—	—	—	259,021	—	264,021

Effect of reverse merger	2,797,500	2,798	—	—	—	(53,991)	—	(51,193)

Redemption of shares	(2,000,000)	(2,000)	—	—	—	(348,000)	—	(350,000)

Shares issued in private placement	600,000	600	—	—	—	299,400	—	300,000

Shares issued and to be issued for conversions of note and interest payable	1,463,701	1,464	—	—	—	774,893	—	776,357

Debt forgiveness from former CEO			—	—	—	51,193	—	51,193

Shares issued for services	1,207,000	1,207	(550,000)	—	—	602,293	—	53,500

Amortization of deferred stock compensation	—	—	280,833	—	—	—	—	280,833

Write off of derivative liability for cash payments on convertible notes	—	—	—	—	—	233,075	—	233,075

Foreign currency translation adjustment	—	—	—	—	122	—	—	122

Net loss	—	—	—	—	—	—	(2,490,705)	(2,490,705)

Balance December 31, 2018	29,068,201	$29,069	$(269,167)	$(7,600)	$8,228	$1,959,857	$(4,068,747)	$(2,348,360)

See notes to consolidated financial statements.

OZOP SURGICAL, CORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	2018	2017
Cash flows from operating activities:
Net loss	$(2,490,705)	$(1,414,050)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	1,544,557	—
Amortization and depreciation	38,229	621
Loss on fair value change of derivatives	33,787	—
Gain on extinguishment of debt	(661,854)	—
Stock based compensation	334,333
Issuance of convertible notes for fees	—	25,500
Changes in operating assets and liabilities:
Inventory	11,359	—
Accounts receivable	(35,123)	—
Advances to vendor	(86,149)
Prepaid assets	(6,620)	3,766
Accounts payable and accrued expenses	176,743	100,299
Accounts payable and accrued expenses, related parties	306,067	342,567
Net cash used in operating activities	(835,376)	(941,297)

Cash flows from investing activities:
Cash acquired in acquisitions	21,580	—
Purchase of office and computer equipment	(7,646)	(1,944)
Payment of license fees	(250,000)	—
Payments for extensions of patents	—	—
Net cash used in investing activities	(236,066)	(1,944)

Cash flows from financing activities:
Redemption of common shares	(350,000)	—
Proceeds from issuances of convertible notes payable	1,333,000	—
Proceeds from issuances of notes payable	200,000	250,000
Proceeds from sale of common stock	300,000	710,000
Payments of principal of convertible note payable and notes payable	(471,812)	—
Net cash provided by financing activities	1,011,188	960,000

Effects of exchange rate on cash and cash equivalents	122	8,116

Net decrease in cash and cash equivalents	(60,132)	24,875

Cash and cash equivalents, Beginning of period	111,035	86,160

Cash and cash equivalents, End of period	$50,903	$111,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,947	$28,250
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$224,425	$—
Issuance of common stock upon convertible note and accrued interest conversion	$774,893	$—

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$250,000
Assumed liabilities	278,779
Accounts receivable	(19,054)
Other Assets	(250,000)
Goodwill	(239,151)
Cash acquired	$20,574

Acquisition of Newmarkt
Issuance of Common stock as consideration	$2,798
Assumed liabilities	62,464
Paid in capital	(53,990)
Inventory	(8,359)
Prepaid expenses	(1,907)
Cash acquired	$1,006

See notes to consolidated financial statements.

OZOP SURGICAL, CORP

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 1 - ORGANIZATION

Business

Ozop Surgical Corp. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segways and bicycles, dual wheels self-balancing electric scooters and related safety equipment. Following the acquisition of OZOP Surgical, Inc. as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

Reverse Merger

On April 13, 2018, we entered into and completed a share exchange agreement (the "Share Exchange Agreement") with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Currently, our executive officers and directors, as a group, own 6,374,223 of our shares representing 21.81 % of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry (resigned March 4, 2019) and Eric Siu (resigned March 5, 2019) were named as directors of the Company.

Corporate Matters

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

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On March 29, 2019, the Company issued 1,000,000 shares of its Series B Preferred Stock to the Company’s CEO in consideration of $25,000 of accrued expenses, the Company’s failure to timely pay current and past due management fees, and the willingness to accrue unpaid management fees.

OZOP

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), one of our directors purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On December 20, 2016, our shareholders purchased Blitz 16-577 AG, a German company from the sole shareholder, and changed the name of the corporation to Ozop Medical AG (“Ozop Medical”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, Ozop formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, Ozop acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, is a private limited company incorporated in Hong Kong.

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt is secured by Spinus’s assets and is due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. OZOP acquired Spinus to gain control of a license rights agreement for exclusive rights to intellectual property related to minimally invasive spine surgery techniques. The Assumed Debt of $250,000 was paid in November 2018.

The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration issued	$250,000
Liabilities assumed	532,289
Total purchase consideration	$782,289
Assets acquired	$543,138
Goodwill	239,151
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

Goodwill represents the amount by which the estimated consideration transferred exceeds the historical costs of the assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiary Ozop and its’ wholly owned subsidiaries; Ozop LLC, Ozop HK, Ozop Medical and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2018, and 2017, and their accounts receivable balance as of December 31, 2018:

	Sales % Year Ended December 31, 2018	Sales % Year Ended December 31, 2017	Accounts receivable balance December 31, 2018
Customer A	68.5%	-0-	$45,818
Customer B	31.5%	69.9%	—
Customer C, related party	-0-	30.1%	—

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

Inventory

Inventory, which will consist of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts. The Company has not recorded any loss during the periods presented.

Purchase concentration

The principal purchases by the Company are comprised of finished goods that the Company sells to its customers. During the years ended December 31, 2018 and 2017, the Company purchased from one supplier.

Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	December 31, 2018	December 31, 2017
Office equipment	$9,590	$1,944
Less: Accumulated Depreciation	(2,391)	(621)
Property and Equipment, Net	$7,199	$1,323

Depreciation expense was $1,770 and $621 for the years ended December 31, 2018, and 2017, respectively

Intangible Assets

Intangible assets primarily represent purchased license rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses for any long-lived assets. For the year ended December 31, 2018, the Company recorded amortization expense of $36,458. There was no amortization expense for the year ended December 31, 2017. Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Goodwill

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2018 and 2017.

 In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where the Company has had an acquisition that benefited more than one reporting unit, The Company has assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit.

If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the carrying amount of the goodwill to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. Revenues from Spinus of $107,851 are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2018 and 2017.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2018, and 2017, the Company recorded $43,527 and $19,454 of advertising and marketing expenses, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2018, the Company recorded $88,572 and $264,563 of research and development expenses, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018, for each fair value hierarchy level:

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,199,514	$1,199,514

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended December 31, 2018, and 2017 (Hong Kong dollar per one U.S. dollar):

	December 31, 2018	December 31, 2017
Balance sheet date	0.1277	0.128
Average rate for statements of operations and comprehensive loss	0.1276	0.1283

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company adopted ASU 2017-01 on January 1, 2018, with no significant impact on the consolidated financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2018, that are of significance or potential significance to the Company.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2018, consists of the following:

December 31, 2018
Patents and license rights	$250,000
Accumulated amortization	(36,458)
Net carrying amount	$213,542

Amortization expense for the year ended December 31, 2018 was $36,458. There was no amortization expense for the year ended December 31, 2017.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2017, OZOP issued 19 convertible promissory notes (the “2017 Notes”), in amounts of $10,000 to $50,000. OZOP received proceeds of $710,000 in the aggregate. Of the 2017 Notes, $50,000 was from the wife of one of our Directors at the time (see Note 7). The 2017 Notes mature(d) on their one- year anniversary and bear interest at ten percent (10%). The initial conversion feature allowed the holders to convert the note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. OZOP also issued $25,500 of convertible notes for consulting fees. During the year ended December 31, 2018, the Company issued a $50,000 convertible promissory note (the “March 2018 Note”) and received proceeds of $50,000. The Company determined that the conversion feature of the 2017 Notes and the March 2018 Note (together, the “Notes”) did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. For the year ended December 31, 2018, amortization of the debt discounts of $385,688 was charged to interest expense. During the year ended December 31, 2018, investors converted $570,500 of principal and $19,857 of accrued interest into 1,180,768 shares of common stock. Due to the conversions prior to the maturity of the converted notes, the Company recorded additional interest expense and a loss on extinguishment of debt of $234,386. As of December 31, 2018, the outstanding principal balance of the 2017 Notes was $165,000. The March 2018 Note was part of the above conversions, and the balance of the March 2018 Note as of December 31, 2018 was $-0-.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount, and on November 20, 2018, the parties agreed to restart the Repayment Amount at $1,000 per day. During the year ended December 31, 2018, principal payments of $123,800 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $359,500 interest expense of $150,730 and an initial derivative liability of $510,230. For the year ended December 31, 2018, the investor converted a total of $186,000 of the face value into 258,994 shares of common stock. For the year ended December 31, 2018, amortization of the debt discounts of $176,887 was charged to interest expense. As of December 31, 2018, the outstanding principal balance of the note was $132,375 with a carrying value as of December 31, 2018, of $78,479, net of unamortized discounts of $53,896.

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

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until the Note is satisfied in full. During the year ended December 31, 2018, principal payments of $78,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. For the year ended December 31, 2018, amortization of the debt discounts of $116,853 was charged to interest expense. As of December 31, 2018, the outstanding principal balance of the note was $261,250 with a carrying value as of December 31, 2018, of $38,853, net of unamortized discounts of $222,397.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $55,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on March 1, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the lowest trading price for the 20 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000 interest expense of $5,272 and an initial derivative liability of $55,272. For the year ended December 31, 2018, amortization of the debt discounts of $37,888 was charged to interest expense. As of December 31, 2018, the outstanding principal balance of the note was $55,000 with a carrying value as of December 31, 2018, of $37,888, net of unamortized discounts of $17,112.

On October 19, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $78,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on October 22, 2018, when the Company received proceeds of $75,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $57,700. For the year ended December 31, 2018, amortization of the debt discounts of $12,917 was charged to interest expense. As of December 31, 2018, the outstanding principal balance of the note was $78,000 with a carrying value as of December 31, 2018, of $30,217, net of unamortized discounts of $47,783.

On November 15, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures November 15, 2019. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. Pursuant to the Note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of the Note. Pursuant to the Security Agreement, all of the obligations under the Note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. The note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $363,806. For the year ended December 31, 2018, amortization of the debt discounts of $52,300 was charged to interest expense. As of December 31, 2018, the outstanding principal balance of the note was $500,000 with a carrying value as of December 31, 2018, of $146,994, net of unamortized discounts of $353,006.

On December 5, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $63,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on December 10, 2018, when the Company received proceeds of $60,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $47,170. For the year ended December 31, 2018, amortization of the debt discounts of $3,840 was charged to interest expense. As of December 31, 2018, the outstanding principal balance of the note was $63,000 with a carrying value as of December 31, 2018, of $16,670, net of unamortized discounts of $46,330.

A summary of the convertible note balance as of December 31, 2018, and 2017, is as follows:

	December 31, 2018	December 31, 2017
Principal balance	$1,254,625	$685,500
Unamortized discount	(740,523)	-0-
Ending balance, net	$514,102	$685,500

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

The Company valued the derivative liabilities at December 31, 2018, and April 13, 2018, at $1,199,514 and $1,450,030, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2018; risk-free interest rates from 2.56% to 2.62% and volatility of 61% to 65%, and the following assumptions at April 13, 2018, risk-free interest rates from 1.06% to 1.28% and volatility of 140% to 260%. The initial derivative liabilities for convertible notes issued during the year ended December 31, 2018, used the following assumptions; risk-free interest rates from 1.89% to 2.71% and volatility of 58% to 81%.

A summary of the activity related to derivative liabilities for the year ended December 31, 2018, is as follows:

Balance- December 31, 2017	$-0-
Issued during period	2,060,656
Converted or paid	(894,929)
Change in fair value recognized in operations	33,787
Balance- December 31, 2018	$1,199,514

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

	December 31, 2018	December 31, 2017
Note payable, interest at 8%, matured September 6, 2018, in default	$330,033	$370,000
Other, due on demand	2,805	—
Total notes payable	$332,838	$370,000

NOTE 7 – RELATED PARTY TRANSACTIONS

Note payable

On October 25, 2017, the Company issued a $60,000 promissory note to the wife of an officer and director of the Company in exchange for $50,000. The note originally matured November 25, 2017, and was extended until November 25, 2018. The note is currently in default.

Convertible note payable

On October 16, 2017, OZOP issued a $50,000 convertible promissory note to the wife of an officer and director in exchange for $50,000. The note bears interest at ten percent (10%), matured on October 16, 2018. The initial conversion feature allowed the holder can convert the note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. As of December 31, 2018, and 2017, the balance of the note is $50,000 and is in default.

Management Fees and related party payables

For the years ended December 31, 2018, and 2017, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2018	2017
CEO, parent	$140,885	$122,927
CEO, subsidiary	120,016	120,030
COO (former) and CCO	120,000	120,000
COO, current	52,500	—
CFO	120,000	15,000
Total	$553,401	$378,007

As of December 31, 2018, and December 31, 2017, included in accounts payable and accrued expenses, related party is $552,806 and $246,090, respectively, for the following amounts owed the Company’s officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	December 31, 2018	December 31, 2017
CEO, parent	$22,825	$46,631
CEO, subsidiary	162,215	26,078
COO (former) and CCO	236,905	158,381
COO, current	45,000	-0-
CFO	58,037	15,000
Due to stockholder	27,825	—
Total	$552,806	$246,090

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

NOTE 8– COMMITMENTS AND CONTINGENCIES

License

On February 1, 2018, Spinus entered into an Intellectual Property Licensing Agreement (the “Licensing Agreement”). The Company assumed the obligations under the Licensing Agreement and pledged the assets of Spinus as security. Pursuant to the terms of the Licensing Agreement, in consideration of $250,000 Spinus has the exclusive rights to certain patents and the non-exclusive rights to other patents. The patents surround mechanical or inflatable expandable interbody implant products. The $250,000 was due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company paid the $250,000 on November 20, 2018. The Company also will pay a royalty of 7% of net sales on any product sold utilizing any of the patents. There have not been any sales of the licensed products and accordingly, no royalties have been incurred.

Consulting Agreements

On August 31, 2018, we entered into an investor relations consulting agreement with Kingdom Building, Inc. (“Kingdom”) whereby Kingdom agreed to provide us with investor relations, public relations and financial media relations consulting services. The term of the agreement is for a period of 12 months. We may terminate the agreement after the initial six months on 60 days’ notice. We agreed to pay Kingdom $8,500 per month which amount is deferred until we complete a financing transaction with a minimum raise of $1,500,000 in gross proceeds. In addition, we issued Kingdom 650,000 shares of our unregistered common stock and reimburse them for certain out of pocket expenses.

On October 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to issue Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party.

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

NOTE 9 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2018	2017
Pre-tax loss	$(2,490,706)	$(1,414,050)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(523,048)	(494,917)
Tax rate difference between U.S. and foreign operations	4,715	65,888
Change of valuation allowance	518,333	429,029
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2018	December 31, 2017
Net operating losses carried forward	$569,822	$459,854
Less: Valuation allowance	(569,822)	(459,854)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company has approximately $2,202,000 and $588,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017.It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2018, and 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of December 31, 2018, and 2017.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

In April 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “April PPM”) offering a total of 1,000,000 shares of its common stock at $0.50 per share. During the year ended December 31, 2018, we sold 500,000 shares of common stock, pursuant to the April PPM and received proceeds of $250,000.

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “October PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. During the year ended December 31, 2018, we sold 100,000 Units of the October PPM at $0.50 per Unit, issued 100,000 shares of our common stock and received proceeds of $50,000.

On July 1, 2018, the Company recorded the issuance of 30,000 of common stock for legal services.

On September 30, 2018, the company recorded the issuance of 650,000 shares of common stock pursuant to a consulting agreement.

On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock pursuant to a consulting agreement.

On October 24, 2018, the company recorded the issuance of 20,000 shares of common stock pursuant to a consulting agreement.

On November 21, 2018, the company recorded the issuance of 57,000 shares of common stock for services provided to the Company.

During the year ended December 31, 2018, holders of an aggregate of $776,357 in principal and accrued interest of convertible debt issued by OZOP converted their debt and accrued interest into 1,463,701 shares of our common stock at an average conversion price of $0.53 per share.

As of December 31, 2018, the Company has 290,000,000 shares of $0.001 par value common stock authorized and there are 29,068,202 shares of common stock issued and outstanding.

On November 15, 2018, in connection with the Note and the SPA issued on the same day (See Noe 4), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company granted to the Investor certain registration rights as set forth therein for the shares of the Company’s common stock issuable upon conversion of the Note. Pursuant to the terms of the Registration Rights Agreement, and subject to the limitations contained therein, the Company has agreed to use its reasonable best efforts to prepare and file with the Securities and Exchange Commission a Registration Statement registering the offering and sale of all but not less than all of the Registrable Securities (as defined in the Registration Rights Agreement) within 30 days from the date of the Registration Rights Agreement. The Registration Rights Agreement includes customary representations, warranties and covenants by the Company.

Preferred stock

As of December 31, 2018, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. As of December 31, 2018, there are no shares of preferred stock issued and outstanding.

Stock subscription receivable

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

Warrants

On November 15, 2018, and in connection with the Note, and pursuant to the SPA, issued on the same date, the Company agreed to issue to the Investor, a warrant (the “Warrant”) to purchase 166,666 shares of the Company’s Common Stock as a commitment fee. The Warrant has a term of five (5) years and an exercise price of $1.50. In connection with the Note and the SPA, and to secure the payment of the Note, the Company entered into a security agreement (the “Security Agreement”) with the Investor.

NOTE 11 – SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

The Company operates in two geographic segments, the United States and Hong Kong. Set out below are the revenues, gross profits and total assets for each segment.

	Year Ended December 31,
	2018	2017
Revenue:
United States	$107,851	$-0-
Hong Kong	$49,607	$56,612
	$157,458	$56,612
Gross Profit
United States	$107,851	$-0-
Hong Kong	$9,915	$17,851
	$117,766	$17,851

	December 31, 2018	December 31, 2017
Total Assets:
United States	$658,350	$90,821
Hong Kong	869	31,375
Total Assets	$659,219	$122,196

NOTE 12 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, the Company had a stockholders’ deficit of $2,348,360 and a working capital deficit of $2,808,252. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company is currently offering through a Private Placement Memorandum (the “PPM”) a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. In March 2019, the Company received $80,000 from the purchase of 160,000 units of the PPM.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On January 7, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures January 7, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. On February 8, 2019, the Investor funded the first tranche under the Note, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Note and on the same date, the Company issued the Note to the Investor. The Note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note.

On February 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on February 22, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity.

On February 27, 2019, the Company entered into a Mutual Agreement of Understanding (the “Agreement”) with Eric Siu pursuant to which the Company agreed to approve and ratify all of Mr. Sui’s and his related parties’ efforts at pursuing medical device sales and manufacturing in greater China. Additionally, pursuant to the Agreement, the Company and Mr. Siu agreed to confirm and settle amounts owed to Mr. Siu and related parties by the Company upon the completion of the audit of the Company as of December 31, 2018. On March 5, 2019, Eric Sui resigned from his position as a member of the Board.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200.61 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On March 7, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge will receive 171,400 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company.

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On March 29, 2019, the Company issued 1,000,000 shares of its Series B Preferred Stock to the Company’s CEO in consideration of $25,000 of accrued expenses, the Company’s failure to timely pay current and past due management fees, and the willingness to accrue unpaid management fees.

During the three months ended March 31, 2019, pursuant to a private placement, the Company sold 160,000 Units for $0.50 per Unit and received proceeds of $80,000. A Unit consists of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three-year term and an exercise price of $1.00 per share of Common Stock.

