Form 10-Q
period 2019-03-31
OZOP SURGICAL CORP.
filed 2019-05-15
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 15, 2019, there were 31,900,454 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Surgical Corp.

Ozop Surgical, Corp
Condensed Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$56,023	$50,903
Advance to vendor	86,149	86,149
Prepaid assets	5,846	16,457
Accounts receivable	62,256	45,818
Total Current Assets	210,274	199,327

Office equipment, net	6,400	7,199
Goodwill	239,151	239,151
License Rights	203,125	213,542
TOTAL ASSETS	$658,950	$659,219

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$389,940	$298,319
Accounts payable and accrued expenses, related parties	530,117	552,806
Convertible notes payable, net of discounts	733,958	514,102
Convertible note payable, related party	50,000	50,000
Notes Payable	332,838	332,838
Notes Payable, related party	60,000	60,000
Derivative liabilities	1,268,477	1,199,514
Total Current Liabilities	3,365,330	3,007,579

Stockholders' Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding)	—	—
Common stock (290,000,000 shares authorized par value $0.001; 29,630,445 and 29,068,202 shares issued and outstanding March 31, 2019, and December 31, 2018, respectively)	29,631	29,069
Deferred stock compensation	(295,547)	(269,167)
Common stock to be issued (450,000 shares issuable March 31, 2019)	450	0
Additional paid in capital	2,531,174	1,959,857
Accumulated Deficit	(4,972,903)	(4,068,747)
Stock subscription receivable	(7,600)	(7,600)
Accumulated comprehensive gain	8,415	8,228
Total Stockholders' Deficit	(2,706,380)	(2,348,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$658,950	$659,219

See notes to condensed consolidated financial statements.

Ozop Surgical, Corp
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$47,602	$6,727

Operating expenses:
General and administrative, related parties	120,000	119,953
General and administrative, other	595,365	105,932
Research and development	53,204	10,565
Total operating expenses	768,569	236,450

Operating loss	(720,967)	(229,722)

Other (income) expenses:
Interest expense	367,474	28,225
Gain on change in fair value of derivatives	(47,610)	—
Gain on extinguishment of debt	(136,675)	—
Total Other Expenses	183,189	28,225

Loss before provision for income taxes	(904,156)	(257,947)
Income tax provision	—	—
Net loss	$(904,156)	$(257,947)

Other comprehensive loss:
Foreign currency translation adjustment	187	312
Comprehensive loss	$(903,969)	$(257,635)

Loss per share	$(0.03)	(0.01)

Weighted average shares outstanding
Basic and diluted	29,213,993	25,000,000

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

			Common stock to		Deferred	Stock	Accumulated	Additional	Retained	Total Stockholders’
	Common stock		be issued		Stock	Subscription	comprehensive	Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balance January 1, 2019	29,068,201	$29,069	—	$—	$(269,167)	$(7,600)	$8,228	$1,959,857	$(4,068,747)	$(2,348,360)

Shares issued for conversions of note and interest payable	230,844	231	—	—	—	—	—	51,519	—	51,750

Shares issued and to be issued for services	171,400	171	450,000	450	(422,100)	—	—	421,479	—	—

Amortization of deferred stock compensation	—	—	—	—	395,720	—	—	—	—	395,720

Shares issued in private placement	160,000	160	—	—	—	—	—	79,840	—	80,000

Reclassification of derivatives for payments of convertible notes	—	—	—	—	—	—	—	18,479	—	18,479

Foreign currency translation adjustment	—	—	—	—	—	—	187	—	—	187

Net loss	—	—	—	—	—	—	—	—	(904,156)	(904,156)

Balance March 31, 2019	29,630,445	$29,631	450,000	$450	$(295,547)	$(7,600)	$8,415	$2,531,174	$(4,972,903)	$(2,706,380)

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

			Common stock to		Deferred	Stock	Accumulated	Additional	Retained	Total Stockholders’
	Common stock		be issued		Stock	Subscription	comprehensive	Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balances January 1, 2018	13,000,000	$13,000			—	—	$8,106	$141,373	$(1,578,042)	$(1,415,563)

Issue 7,600,000 shares for subscription agreements	7,600,000	7,600	—	—	—	(7,600)	—	—	—	—

Cancel 600,000 shares of common stock	(600,000)	(600)	—	—	—	—	—	600	—	—

Issue 5,000,000 shares for Spinus acquisition	5,000,000	5,000	—	—	—	—	—	259,021	—	264,021

Unrealized gain on foreign translation	—	—			—	—	312	—	—	312

Net loss	—	—			—	—	—	—	(257,947)	(257,947)

Balance March 31, 2018	25,000,000	$25,000	—	$—	$—	$(7,600)	$8,418	$400,994	$(1,835,989)	$(1,409,177)

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(904,156)	$(257,947)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	331,682	—
Amortization and depreciation	11,216	162
Gain on fair value change of derivatives	(47,610)	—
Gain on extinguishment of debt	(136,675)	—
Stock compensation expense	395,720	—
Changes in operating assets and liabilities:
Inventory	—	(9,250)
Accounts receivable	(16,438)	(6,186)
Prepaid assets	10,610	9,242
Accounts payable and accrued expenses	91,624	60,619
Accounts payable and accrued expenses, related parties	(22,690)	53,732
Net cash used in operating activities	(286,717)	(149,628)

Cash flows from investing activities:
Cash acquired in acquisitions	—	20,574
Net cash provided by investing activities	—	20,574

Cash flows from financing activities:
Proceeds from sale of common stock	80,000	—
Proceeds from issuances of convertible notes payable	295,650	50,000
Payments of principal of convertible note payable and notes payable	(84,000)	—
Net cash provided by financing activities	291,650	50,000

Effects of exchange rate on cash and cash equivalents	$187	$312

Net increase (decrease) in cash and cash equivalents	5,120	(78,742)

Cash and cash equivalents, Beginning of period	50,903	111,035

Cash and cash equivalents, End of period	$56,023	$32,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,755	$24,324
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$47,350	$—
Issuance of common stock upon convertible note and accrued interest conversion	$51,750	$—

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$—	$250,000
Assumed liabilities	—	278,779
Accounts receivable	—	(19,054)
Other Assets	—	(250,000)
Goodwill	—	(239,151)
Cash acquired	$—	$20,574

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry (who resigned March 4, 2019) and Eric Siu (who resigned March 5, 2019) were named as directors of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 16, 2019.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2019, and 2018, and their accounts receivable balance as of March 31, 2019:

	Sales % Three Months Ended March 31, 2019	Sales % Three Months Ended March 31, 2018	Accounts receivable balance March 31, 2019
Customer A	100%	100%	$62,256

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

Purchase concentration

The principal purchases by the Company is comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three months ended March 31, 2019, and 2018:

	Purchase % Three Months Ended March 31, 2019	Purchase % Three Months Ended March 31, 2018
Supplier A	100%	100%

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

Office equipment

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	March 31, 2019	December 31, 2018
Office equipment	$9,590	$9.590
Less: Accumulated Depreciation	(3,190)	(2,391)
Property and Equipment, Net	$6,400	$7,199

Depreciation expense was $799 and $162 for the three months ended March 31, 2019, and 2018, respectively.

Intangible Assets

Intangible assets primarily represent purchased license rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses for any long-lived assets. For the three months ended March 31, 2019, the Company recorded amortization expense of $10,417. There was no amortization expense for the three months ended March 31, 2018. Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Goodwill

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets during the three months ended March 31, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of its’ customers. Revenues from Spinus of $47,602 and $6,727 for the three months ended March 31, 2019, and 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2019, and 2018, the Company recorded $56,802 and $38,869 of advertising and marketing (including trade shows) expenses, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2019, and 2018, the Company recorded $53,204 and $10,565 of research and development expenses, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018, for each fair value hierarchy level:

March 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,268,477	$1,268,477

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,199,514	$1,199,514

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended March 31, 2019, and December 31, 2018 (Hong Kong dollar per one U.S. dollar):

	March 31, 2019	December 31, 2018
Balance sheet date	0.1274	0.1277
Average rate for statements of operations and comprehensive loss	0.1274	0.1276

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019, that are of significance or potential significance to the Company.

NOTE 3 – INTANGIBLE ASSETS

Patents as of March 31, 2019, and December 31, 2018, consist of the following:

	March 31, 2019	December 31, 2018
Patents and license rights	$250,000	$250,000
Accumulated amortization	(46,875)	(36,458)
Net carrying amount	$203,125	$213,542

Amortization expense for the three months ended March 31, 2019, was $10,417. There was no amortization expense for the three months ended March 31, 2018.

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

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to the Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the 2017 Notes was $165,000.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount, and on November 20, 2018, the parties agreed to restart the Repayment Amount at $1,000 per day. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the three months ended March 31, 2019, principal payments of $42,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $359,500 interest expense of $150,730 and an initial derivative liability of $510,230. For the three months ended March 31, 2019, amortization of the debt discounts of $48,906 was charged to interest expense. During the three months ended March 31, 2019, the investor sold $30,000 of the note to another investor (see below). As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $60,375 and $132,375, respectively, with a carrying value as of March 31, 2019, and December 31, 2018, of $55,385 and $78,479, net of unamortized discounts of $4,990 and $53,896, respectively.

In connection with our obligations under the Note, our executive officers at the time, and the Company entered into a Pledge Agreement (the “Pledge Agreement”) whereby they pledged as collateral for the Note an aggregate of 19,900,000 shares of our common stock and we pledged the shares of our subsidiary OZOP Surgical, Inc. (collectively, the “Collateral”). Upon a default under the terms of the Note, Carebourn may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until the Note is satisfied in full. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the three months ended March 31, 2019, principal payments of $42,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. For the three months March 31, 2019, amortization of the debt discounts of $77,071 was charged to interest expense. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $219,250 and $261,250, respectively, with a carrying value as of March 31, 2019, and December 31, 2018, of $73,924 and $38,853, net of unamortized discounts of $145,326 and $222,397, respectively.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $55,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on March 1, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the lowest trading price for the 20 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000 interest expense of $5,272 and an initial derivative liability of $55,272. For the three months ended March 31, 2019, amortization of the debt discounts of $16,806 was charged to interest expense. For the three months ended March 31, 2019, the investor converted a total of $21,750 of the face value into 75,000 shares of common stock. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $33,250 and $55,000, respectively with a carrying value as of March 31, 2019 and December 31, 2018, of $32,944 and $37,888, net of unamortized discounts of $306 and $17,112, respectively.

On October 19, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $78,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on October 22, 2018, when the Company received proceeds of $75,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $57,700. For the three months ended March 31, 2019, amortization of the debt discounts of $15,175 was charged to interest expense. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $78,000 with a carrying value as of March 31, 2019, and December 31, 2018, of $45,392 and $30,217, respectively, net of unamortized discounts of $32,608 and $47,783, respectively.

On November 15, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures November 15, 2019. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. Pursuant to the Note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of the Note. Pursuant to the Security Agreement, all of the obligations under the Note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. The note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $363,806. For the three months ended March 31, 2019, amortization of the debt discounts of $101,327 was charged to interest expense. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $500,000 with a carrying value as of March 31, 2019, and December 31, 2018, of $248,321 and $146,994, respectively, net of unamortized discounts of $251,679 and $353,006, respectively.

On December 5, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $63,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on December 10, 2018, when the Company received proceeds of $60,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $47,170. For the three months ended March 31, 2019, amortization of the debt discounts of $12,543 was charged to interest expense. As of March 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $63,000 with a carrying value as of March 31, 2019, and December 31, 2018, of $29,213 and $16,670, respectively, net of unamortized discounts of $33,787 and $46,330, respectively.

On January 7, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures January 7, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $111,500. For the three months ended March 31, 2019, amortization of the debt discounts of $29,414 was charged to interest expense. As of March 31, 2019, the outstanding principal balance of the note was $150,000 with a carrying value as of March 31, 2019, of $51,164, net of unamortized discounts of $98,836.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. On February 8, 2019, the Investor funded the first tranche under the Note, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Note and on the same date, the Company issued the Note to the Investor. The Note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $38,502. For the three months ended March 31, 2019, amortization of the debt discounts of $6,900 was charged to interest expense. As of March 31, 2019, the outstanding principal balance of the note was $55,000 with a carrying value as of March 31, 2019, of $15,898, net of unamortized discounts of $39,102.

On February 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on February 22, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $44,331. For the three months ended March 31, 2019, amortization of the debt discounts of $5,230 was charged to interest expense. As of March 31, 2019, the outstanding principal balance of the note was $53,000 with a carrying value as of March 31, 2019, of $10,899, net of unamortized discounts of $42,101.

On March 7, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $77,394. For the three months ended March 31, 2019, amortization of the debt discounts of $5,310 was charged to interest expense. As of March 31, 2019, the outstanding principal balance of the note was $85,000 with a carrying value as of March 31, 2019, of $5,816, net of unamortized discounts of $79,184.

A summary of the convertible note balance as of March 31, 2019, and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Principal balance	$1,461,875	$1,254,625
Unamortized discount	(727,917)	(740,523)
Ending balance, net	$733,958	$514,102

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

The Company valued the derivative liabilities at March 31, 2019, and December 31, 2018, at $1,268,477 and $1,199,514, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of March 31, 2019, 2018, risk-free interest rates from 2.42% to 2.44% and volatility of 48% to 49%, and as of December 31, 2018; risk-free interest rates from 2.56% to 2.62% and volatility of 61% to 65%. The initial derivative liabilities for convertible notes issued during the three months ended March 31, 2019, used the following assumptions; risk-free interest rates from 2.51% to 2.58% and volatility of 51% to 63%.

A summary of the activity related to derivative liabilities for the three months ended March 31, 2019, and the year ended December 31, 2018, is as follows:

Balance- January 1, 2018	$-0-
Issued during period	2,060,656
Converted or paid	(894,929)
Change in fair value recognized in operations	33,787
Balance- December 31, 2018	1,199,514
Issued during the period	271,727
Converted or paid	(155,154)
Change in fair value recognized in operations	(47,610)
Balance- March 31, 2019	$1,268,477

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

	March 31, 2019	December 31, 2018
Note payable, interest at 8%, matured September 6, 2018, in default	$330,033	$330,033
Other, due on demand	2,805	2,805
Total notes payable	$332,838	$332,838

NOTE 7 – RELATED PARTY TRANSACTIONS

Note payable

On October 25, 2017, the Company issued a $60,000 promissory note to the wife of an officer and director of the Company in exchange for $50,000. The note originally matured November 25, 2017, and was extended until November 25, 2018. As of March 31, 2019, and December 31, 2018, the balance of the note is $60,000 and is in default.

Convertible note payable

On October 16, 2017, OZOP issued a $50,000 convertible promissory note to the wife of an officer and director in exchange for $50,000. The note bears interest at ten percent (10%), matured on October 16, 2018. The initial conversion feature allowed the holder to convert the note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. As of March 31, 2019, and December 31, 2018, the balance of the note is $50,000 and is in default.

Management Fees and related party payables

For the three months ended March 31, 2019, and 2018, the Company recorded expenses to its officers in the following amounts:

	Three months ended March 31,
	2019	2018
CEO, parent	$45,000	$30,000
CEO, subsidiary	—	30,000
CCO	—	30,000
COO	45,000	—
CFO	30,000	30,000
Total	$120,000	$120,000

As of March 31, 2019, and December 31, 2018, included in accounts payable and accrued expenses, related party is $530,117 and $552,806, respectively, for the following amounts owed the Company’s officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	March 31, 2019	December 31, 2018
CEO, parent	$8,925	$22,825
Former CEO, subsidiary	151,453	162,215
Former COO and CCO	211,115	236,905
COO	75,000	45,000
CFO	55,317	58,037
Non-officer affiliate	28,307	27,824
Total	$530,117	$552,806

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

On August 31, 2018, we entered into an investor relations consulting agreement with Kingdom Building, Inc. (“Kingdom”) whereby Kingdom agreed to provide us with investor relations, public relations and financial media relations consulting services. The term of the agreement is for a period of 12 months. We may terminate the agreement after the initial six months on 60 days’ notice. We agreed to pay Kingdom $8,500 per month which amount is deferred until we complete a financing transaction with a minimum raise of $1,500,000 in gross proceeds. In addition, we issued Kingdom 650,000 shares of our unregistered common stock and reimburse them for certain out of pocket expenses.  The Company valued the common stock at $325,000, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term. For the three months ended March 31, 2019, the Company amortized $81,250 as stock- based compensation expense. As of March 31, 2019, there remains $135,417 of deferred stock compensation on the consolidated balance sheet, to be amortized over the remaining contract term.

On October 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to issue Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. The Company valued the initial 450,000 shares at $225,000, based on the market price of the common stock on the date of the agreement, to be amortized over the first three months of the contract. For the three months ended March 31, 2019, the Company amortized $52,500 as stock-based compensation expense. For the three months ended March 31, 2019, the Company recorded 450,000 shares of common stock to be issued, and valued the shares at $344,970, based on the market price of the common stock on the date of the shares being earned. For the three months ended March 31, 2019, the company amortized $260,470 as stock-based compensation expense. As of March 31, 2019, there remains $84,500 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized in April, 2019.

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

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. During the three months ended March 31, 2019, the Company paid Mr. Chaudhry $16,086, and the balance owed is $211,115.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three months ended March 31, 2019, the Company amortized $1,500 as stock-based compensation expense. As of March 31, 2019, there remains $75,630 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the remaining term of the agreement.

NOTE 9 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Three Months Ended
	March 31,
	2019	2018
Pre-tax loss	$(904,155)	$(257,948)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(189,873)	(54,169)
Tax rate difference between U.S. and foreign operations	231	1,469
Permanent differences	111,325	—
Change of valuation allowance	78,317	52,700
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	March 31, 2019	December 31, 2018
Net operating losses carried forward	$648,139	$569,822
Less: Valuation allowance	(648,139)	(569,822)
Net deferred tax assets	$—	$—

As of March 31, 2019, the Company has approximately $2,619,000 and $593,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2019, and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2019, and 2018, and no provision for interest and penalties is deemed necessary as of March 31, 2019, and 2018.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “October PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. During the three months ended March 31, 2019, we sold 160,000 Units pursuant to the October PPM at $0.50 per Unit, issued 160,000 shares of our common stock and received proceeds of $80,000.

During the three months ended March 31, 2019, holders of an aggregate of $51,750 in principal of convertible debt issued by the Company, converted their debt into 230,844 shares of our common stock at an average conversion price of $0.224 per share.

On March 24, 2019, the Company recorded the issuance of 171,400 of common stock for consulting services.

As of March 31, 2019, the Company has 290,000,000 shares of $0.001 par value common stock authorized and there are 29,630,455 shares of common stock issued and outstanding and 450,000 shares of common stock to be issued.

Preferred stock

As of March 31, 2019, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes.

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

	Three Months Ended March 31,
	2019	2018
Revenue:
United States	$47,602	$6,727
Hong Kong	$-0-	$-0-
	$47,602	$6,727
Gross Profit
United States	$47,602	$6,727
Hong Kong	$-0-	$-0-
	$47,602	$6,727

	March 31, 2019	December 31, 2018
Total Assets:
United States	$657,881	$658,350
Hong Kong	1,069	869
Total Assets	$658,950	$659,219

NOTE 12 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019, the Company had a stockholders’ deficit of $2,706,380 and a working capital deficit of $3,155,055. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

From April 1, 2019, through the date of this report the Company has issued 2,230,008 shares of common stock upon the conversion of $41,960 of principal of convertible notes.

In April 2019, we sold 40,000 Units of pursuant to the October PPM, at $0.50 per Unit, issued 40,000 shares of our common stock and warrants to purchase 40,000 shares  of our common stock, and received proceeds of $20,000.

On May 3, 2019, the Company issued to a third-party investor a convertible promissory note (the “Note”) with a face value of $58,000. The note matures on May 3, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 61% of the lowest closing bid price for the 20 days prior to conversion. The note was funded on May 6, 2019, when the Company received proceeds of $55,000, after disbursements for the lender’s transaction costs, fees and expenses.

On May 7, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $52,500, including an original issue discount of $2,500. The note matures on February 7, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. The note was funded on May 8, 2019, when the Company received proceeds of $47,500, after disbursements for the lender’s transaction costs, fees and expenses.

On May 7, 2019, the Company issued a warrant (the “Warrant”) to purchase 18,333 shares of the Company’s common stock at an exercise price of $1.50 for a term of three (3) years to Crown Bridge Partners, LLC (CBP). The Company received the funding of the second tranche on May 10, 2019, in an amount of $23,500 (the “Second Tranche”) under the $165,000 convertible promissory note issued by the Company to CBP on February 5, 2019.

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

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and sole director.

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

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). The Assumed Debt was paid in November 2018.

Results of Operations for the three months ended March 31, 2019 and 2018:

Revenue

For the three months ended March 31, 2019, and 2018, the Company generated total revenue of $47,602 and $6,727, respectively. The revenues are from the sale of Spinus’s spine surgery products. The increase in revenues is a result of Spinus being acquired in February 2018 and therefore revenues in the 2018 period were only included from the acquisition date.  Revenues from Spinus are recognized as an agent and are recorded at net.

Operating expenses

Total operating expenses for the three months ended March 31, 2019, and 2018, were $768,569 and $236,450, respectively. The operating expenses were comprised of:

	Three months ended March 31,
	2019	2018
Management fees- related parties	$120,000	$119,953
Professional and consulting fees	47,256	48,493
Stock based compensation	395,720	-0-
Research and development	53,204	10,565
General and administrative	152,389	57,439
Total	$768,569	$236,450

Current period Management fees consist of monthly fees to our CEO, COO and CFO of $15,000, $15,000 and $10,000, respectively. The 2018 period included monthly fees of $10,000 for the same positions as well as $10,000 per month to the former CEO of Ozop HK (resigned in March 2019).

Stock based compensation in the current period is comprised of:

  Amortization of $81,250 related to a one-year consulting agreement effective on August 31, 2018, pursuant to the issuance of 650,000 shares of common stock. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $81,250 in stock-based compensation for the three months ended March 31, 2019.

  On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800,000 shares. The Company valued the shares issued at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $52,500 in stock-based compensation for the three months ended March 31, 2019.

  For the three months ended March 31, 2019, the Company recorded 450,000 shares of common stock to be issued pursuant to the one-year agreement above to issue 1,800,000 shares. The 450,000 shares were valued at $344,970, based on the market price of the common stock on their respective date of issuances, and the Company expensed $260,470 s stock-based compensation for the three months ended March 31, 2019.

  On March 24, 2019, the Company signed a one-year consulting agreement with Newbridge. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three months ended March 31, 2019, the Company amortized $1,500 as stock-based compensation expense

Research and development costs of $53,204 and $10,565 for the three months ended March 31, 2019, and 2018, respectively, were all costs related to development of new product. The Company anticipates incurring substantial research and development costs in 2019, and beyond as it continues to develop, engineer and test prototypes of new products to be introduced to the market.

General and administrative expenses, other

Total general and operating expenses, other, were $152,389 and $57,439 for the three months ended March 31, 2019, and 2018, respectively, and were comprised of:

	Three months ended March 31,
	2019	2018
Travel expenses	$31,023	$38,869
Advertising and marketing	25,779	—
Meals and entertainment	3,822	3,177
Commissions	8,100	—
Investor relations	60,059	—
Other	23,606	15,393
Total	$152,389	$57,439

Other Income (Expenses)

Other expenses, net, for the three months ended March 31, 2019, and 2018, were $183,189 and $28,225, respectively, and were as follows.

	Three months ended March 31,
	2019	2018
Interest expense	$48,792	$28,225
Gain on change in fair value of derivatives	(47,610)	—
Amortization of debt discounts	318,682	—
Gain on extinguishment of debt	(136,675)	—
Total other expense (income), net	$183,189	$28,225

The increase in other expense is primarily a result of increases in interest expense and amortization of debt discounts, partially offset by gains on extinguishment of debt for the three months ended March 31, 2019.

Net loss

The net loss for the three months ended March 31, 2019, and 2018, was $904,156 and $257,947 respectively. The increases are a result of the changes discussed above.

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

For the three months ended March 31, 2019, we primarily funded our business operations with $295,650 of proceeds from the issuances of convertible note financings as well as $80,000 from the sale of 160,000 shares of common stock at $0.50 per share. Of the proceeds $84,000 was used to make payments on convertible debt and for working capital. We may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of March 31, 2019, we had cash of $56,023 as compared to $50,903 at December 31, 2018. As of March 31, 2019, we had current liabilities of $3,365,330 (including $1,268,477 of non-cash derivative liabilities), compared to current assets of $210,274, which resulted in a working capital deficit of $3,155,056. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, license fees payable and notes payable.

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $286,717, compared to $163,650 for the three months ended March 31, 2018. For the three months ended March 31, 2019, our net cash used in operating activities was primarily attributable to the net loss of $904,156, a gain of $47,610 on the change in fair value of derivative liabilities and gains of $136,675 in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $342,898 and stock-based compensation of $395,720. Net changes of $63,106 in operating assets and liabilities reduced the cash used in operating activities. For the three months ended March 31, 2018, our net cash used in operating activities was primarily attributable to the net loss of $257,947 adjusted by the net changes of $94,135 in operating assets and liabilities.

Investing Activities

There were no investing activities for the three months ended March 31, 2019. For the three months ended March 31, 2018, investing activities were comprised of the cash acquired in the Spinus acquisition of $20,574 purchased office equipment.

Financing Activities

For the three months ended March 31, 2019, the net cash provided by financing activities was $291,650, compared to $50,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received $295,650 of proceeds from the issuances of convertible note financings, as well as $80,000 from the sale of 160,000 shares of common stock at $0.50 per share. The Company made payments on convertible debt of $84,000. The net cash provided by financing activities of $50,000 for the three months ended March 31, 2018, resulted from proceeds of the issuance of a convertible note.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on April 16, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. Revenues from Spinus of $47,602 and $6,727 for the three months ended March 31, 2019, and 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2019, and 2018, the Company recorded $56,802 and $10,565 of research and development expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of March 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2019, we sold 160,000 shares of our common stock at a price of $0.50 per share to three investors and received proceeds of $80,000 and the Company used the proceeds for working capital.

The shares of Common Stock in the foregoing issued to the investors were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the SEC under the Securities Act.

During the three months ended March 31, 2019, holders of an aggregate of $51,750 in principal of convertible debt issued by OZOP converted their debt into 230,844 shares of our common stock at an average conversion price of $0.224 per share.

The issuances described above related to the conversion of debt were made in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

On March 24, 2019, the Company recorded the issuance of 171,400 of common stock for consulting services.

The issuances described above related to the issuance of shares for services and pursuant to a consulting agreement, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

10.1	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 11, 2019).

10.2	Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. dated January 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 11, 2019).

10.3	Warrant issued by Ozop Surgical Corp. to Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 11, 2019).

10.4	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 11, 2019).

10.5	Convertible Promissory Note issued to Crown Bridge Partners, LLC by Ozop Surgical Corp. dated February 5, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 11, 2019).

10.6	Warrant issued by Ozop Surgical Corp. to Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 11, 2019).

10.7	Amendment No. 1 to Convertible Promissory Note issued October 19, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 15, 2019).

10.8	Amendment No. 1 to Convertible Promissory Note issued on December 5, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 15, 2019).

10.9	Warrant issued by Ozop Surgical Corp. to Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 15, 2019).

10.1	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 21, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 27, 2019).

10.11	Convertible Promissory Note issued on February 21, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 27, 2019).

10.12+	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.13+	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.14	Securities Purchase Agreement between Ozop Surgical Corp. and GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2019).

10.15	Convertible Promissory Note issued by Ozop Surgical Corp. to GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2019).

10.16	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

 + Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019

OZOP SURGICAL CORP.

By: /s/ Michael Chermak

Michael Chermak

Chief Executive Officer (principal executive officer)

By: /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

