Form 10-Q
period 2019-06-30
OZOP SURGICAL CORP.
filed 2019-08-19
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2019

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

Not applicable

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

As of August 16, 2019, there were 35,467,189 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Surgical Corp.

Ozop Surgical, Corp
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$4,738	$50,903
Advance to vendor	—	86,149
Prepaid assets	9,096	16,457
Accounts receivable	3,228	45,818
Total Current Assets	17,062	199,327

Office equipment, net	5,600	7,199
Goodwill	194,951	239,151
Intangible assets	192,708	213,542
TOTAL ASSETS	$410,321	$659,219

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$302,699	$298,319
Accounts payable and accrued expenses, related parties	498,882	552,806
Convertible notes payable, net of discounts	1,098,844	514,102
Convertible note payable, related party	50,000	50,000
Notes Payable	330,033	332,838
Notes Payable, related party	60,000	60,000
Derivative liabilities	1,342,404	1,199,514
Total Current Liabilities	3,682,862	3,007,579

Stockholders' Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding) Series B Preferred Stock (1,000,000 shares authorized and issued and outstanding, par value $0.001, June 30, 2019)	1,000	—
Common stock (990,000,000 shares authorized par value $0.001; 35,467,189 and 29,068,202 shares issued and outstanding June 30, 2019, and December 31, 2018, respectively)	35,468	29,069
Deferred stock compensation	(115,065)	(269,167)
Common stock to be issued (900,000 shares issuable June 30, 2019)	900	—
Additional paid in capital	3,695,202	1,959,857
Accumulated Deficit	(6,890,144)	(4,068,747)
Stock subscription receivable	(7,600)	(7,600)
Accumulated other comprehensive gain	7,698	8,228
Total Stockholders' Deficit	(3,272,541)	(2,348,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$410,321	$659,219

See notes to unaudited condensed consolidated financial statements.

Ozop Surgical, Corp
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,521	$79,513	$49,123	$86,240
Cost of goods	—	37,378	—	37,378
Gross profit	1,521	42,135	49,123	48,862

Operating expenses:
General and administrative, related parties	163,000	120,062	283,000	240,015
General and administrative, other	453,454	152,281	1,048,819	258,213
Research and development	10,400	—	63,604	10,565
Impairment of intangible asset	44,200	—	44,200	—
Total operating expenses	671,054	272,344	1,439,623	508,794

Operating loss	(669,533)	(230,208)	(1,390,500)	(459,932)

Other (income) expenses:
Interest expense	572,229	934,141	939,703	962,364
(Gain) on change in fair value of derivatives	(20,762)	(255,469)	(68,372)	(255,469)
Loss (Gain) on extinguishment of debt	696,241	(300,280)	559,566	(300,280)
Total Other Expenses	1,247,708	378,392	1,430,897	406,615

Loss before provision for income taxes	(1,917,241)	(608,600)	(2,821,397)	(866,547)
Income tax provision	—	—	—	—
Net loss	$(1,917,241)	$(608,600)	$(2,821,397)	$(866,547)

Other comprehensive loss:
Foreign currency translation adjustment	(717)	264	(530)	576
Comprehensive loss	$(1,917,958)	$(608,336)	$(2,821,927)	$(865,971)

Loss per share	$(0.06)	$(0.02)	$(0.09)	(0.04)

Weighted average shares outstanding
Basic and diluted	32,202,542	25,918,389	30,710,581	22,692,528

See notes to unaudited condensed consolidated financial statements.

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2019
(Unaudited)

	Common stock		Common stock to be issued		Series B Preferred Stock		Deferred Stock	Stock Subscription	Accumulated Other Comprehensive	Additional Paid-in	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	Income	Capital	(Deficit)	(Deficit)
Balance January 1, 2019	29,068,201	$29,069	—	$—	—	$—	$(269,167)	$(7,600)	$8,228	$1,959,857	$(4,068,747)	$(2,348,360)

Shares issued for conversions of note and interest payable	230,844	231	—	—	—	—	—	—	—	69,998	—	70,229

Shares issued and to be issued for services	171,400	171	450,000	450	—	—	(422,100)	—	—	421,479	—	—

Amortization of deferred stock compensation	—	—	—	—	—	—	395,720	—	—	—	—	395,720

Shares issued in private placement	160,000	160	—	—	—	—	—	—	—	79,840	—	80,000

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	187	—	—	187

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	—	(904,156)	(904,156)

Balance March 31, 2019	29,630,445	$29,631	450,000	$450	—	$—	$(295,547)	$(7,600)	$8,415	$2,531,174	$(4,972,903)	$(2,706,380)

Shares issued for conversions of note and interest payable	5,596,743	5,597	—	—			—	—	—	990,218	—	995,815

Shares issued and to be issued for services	200,000	200	450,000	450	—	—	(55,500)	—	—	86,850	—	32,000

Amortization of deferred stock compensation	—	—	—	—	—	—	235,982	—	—	—	—	235,982

Shares issued in private placement	40,000	40	—	—	—	—	—	—	—	19,960	—	20,000

Shares of Series B Preferred Stock issued	—	—	—	—	1,000,000	1,000	—	—	—	67,000	—	68,000

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(717)	—	—	(717)

Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	—	(1,917,241)	(1,917,241)

Balance June 30, 2019	35,467,189	$35,468	900,000	$900	1,000,000	$1,000	$(115,065)	$(7,600)	$7,698	$3,695,202	$(6,890,144)	$(3,272,541)

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common stock		Common stock to be issued		Series B Preferred Stock		Deferred Stock	Stock Subscription	Accumulated Other Comprehensive	Additional Paid-in	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	Income	Capital	(Deficit)	(Deficit)
Balances January 1, 2018	13,000,000	$13,000	—	$—	—	$—	$—	$—	$2,859	$291,155	$(1,562,476)	$(1,255,462)

Issue 7,600,000 shares for subscription agreements	7,600,000	7,600	—	—	—	—	—	(7,600)	—	—	—	—

Cancel 600,000 shares of common stock	(600,000)	(600)	—	—	—	—	—	—	—	600	—	—

Issue 5,000,000 shares for Spinus acquisition	5,000,000	5,000	—	—	—	—	—	—	—	245,000	—	250,000

Unrealized gain on foreign translation	—	—	—	—	—	—	—	—	312	—	—	312

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	—	(257,947)	(257,947)

Balances March 31, 2018	25,000,000	$25,000	—	$—	—	$—	$—	$(7,600)	$3,171	$536,755	$(1,820,423)	$(1,263,097)

Effect of reverse merger	2,797,500	2,798	—	—	—	—	—	—	—	(53,991)	—	(51,194)

Redemption of shares	(2,000,000)	(2,000)	—	—	—	—	—	—	—	(348,000)	—	(350,000)

Debt forgiveness from former CEO	—	—	—	—	—	—	—	—	—	51,193	—	51,193

Shares issued for conversions of note and interest payable	—	—	1,180,768	1,181	—	—	—	—	—	589,176	—	590,357

Shares issued in private placement	500,000	500	—	—	—	—	—	—	—	249,500	—	250,000

Unrealized gain on foreign translation	—	—	—	—	—	—	—	—	264	—	—	264

Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	—	—	—	(608,600)	(608,600)

Balance June 30, 2018	26,297,500	$26,298	1,180,768	$1,181	—	$—	$—	$(7,600)	$3,435	$1,024,633	$(2,429,023)	$(1,381,076)

See notes to unaudited condensed consolidated financial statements.

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,821,397)	$(866,547)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	860,561	895,962
Amortization and depreciation	22,433	4,847
Gain on fair value change of derivatives	(68,372)	(255,469)
Loss (Gain) on extinguishment of debt	559,567	(300,280)
Stock compensation expense	706,702	—
Issuance of convertible notes for fees	—	9,500
Impairment of intangible asset	44,200	—
Changes in operating assets and liabilities:
Inventory	—	16,334
Accounts receivable	42,590	(41,511)
Prepaid assets	7,359	(6,911)
Accounts payable and accrued expenses	137,501	49,612
Accounts payable and accrued expenses, related parties	(28,924)	183,717
Net cash used in operating activities	(537,780)	(310,746)

Cash flows from investing activities:
Cash acquired in acquisitions	—	21,580
Purchase of office and computer equipment	—	(4,941)
Net cash provided by investing activities	—	16,639

Cash flows from financing activities:
Redemption of common stock	—	(350,000)
Proceeds from sale of common stock	100,000	250,000
Proceeds from issuances of convertible notes payable	494,950	400,000
Proceeds from issuances of notes payable	—	200,000
Payments of principal of convertible note payable and notes payable	(102,805)	(41,846)
Net cash provided by financing activities	492,145	458,154

Effects of exchange rate on cash	$(530)	$573

Net increase (decrease) in cash	(46,165)	164,620

Cash, Beginning of period	50,903	110,792

Cash, End of period	$4,738	$275,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,135	$56,323
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$66,050	$122,175
Issuance of common stock upon convertible note and accrued interest conversion	$155,440	$589,176

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$—	$250,000
Assumed liabilities	—	278,779
Accounts receivable	—	(19,054)
Other Assets	—	(250,000)
Tradename	—	(44,200)
Goodwill	—	(194,951)
Cash acquired	$—	$20,574

Acquisition of Newmarkt
Issuance of Common stock as consideration		$2,798
Assumed liabilities		62,464
Paid in capital		(53,990)
Inventory		(8,359)
Prepaid expenses		(1,907)
Cash acquired		$1,006

See notes to unaudited condensed consolidated financial statements.

OZOP SURGICAL, CORP

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

Corporate Matters

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties.

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

The following table summarizes the final valuation of the consideration issued and the purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition:

Purchase Price Allocation
Fair value of consideration issued	$250,000
Liabilities assumed	278,779
Total purchase consideration	$528,779
Assets acquired	$289,628
Tradename	44,200
Goodwill	194,951
$528,779

The total purchase price of $528,779 has been allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values as of the completion of the Acquisition. These allocations reflect various estimates that are currently available. The final fair value of Spinus’s identifiable intangible assets were determined primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company will record amortization expense assuming a straight-line basis over the expected life of the finite lived intangible assets, which approximates expected future cash flows.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 16, 2019.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2019, and 2018, and their accounts receivable balance as of June 30, 2019:

	Sales % Three Months Ended June 30, 2019	Sales % Three Months Ended June 30, 2018	Sales % Six Months Ended June 30, 2019	Sales % Six Months Ended June 30, 2018	Accounts receivable balance June 30, 2019
Customer A	100%	43.6%	100%	48%	$3,228
Customer B	—	56.4%	—	52%	—

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

Purchase concentration

The principal purchases by the Company is comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three and six months ended June 30, 2019, and 2018:

	Purchase % Three Months Ended June 30, 2019	Purchase % Three Months Ended June 30, 2018	Purchase % Six Months Ended June 30, 2019	Purchase % Six Months Ended June 30, 2018
Supplier A	100%	41.3%	100%	45.7%
Supplier B	—	58.7%	—	54.3%

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

Office equipment

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	June 30, 2019	December 31, 2018
Office equipment	$9,590	$9.590
Less: Accumulated Depreciation	(3,990)	(2,391)
Property and Equipment, Net	$5,600	$7,199

Depreciation expense was $1,599 and $435 for the six months ended June 30, 2019, and 2018, respectively.

Intangible Assets

Intangible assets primarily represent purchased license rights and trademarks. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the six months ended June 30, 2019, the Company impaired $44,200 of tradenames as management has decided not to go forward with the use of the trade name Spinus. For the six months ended June 30, 2019, the Company recorded amortization expense of $20,834. There was no amortization expense for the six months ended June 30, 2018.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of goodwill during the six months ended June 30, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of its’ customers. Revenues from Spinus of $1,521 and $49,123 for the three and six months ended June 30, 2019, and $34,660 and $41,387 for the three and six months ended June 30, 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2019 and 2018.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the six months ended June 30, 2019, and 2018, the Company recorded $59,442 and $35,355 of advertising and marketing (including trade shows) expenses, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the six months ended June 30, 2019, and 2018, the Company recorded $63,604 and $10,565 of research and development expenses, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018, for each fair value hierarchy level:

June 30, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,342,404	$1,342,404

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,199,514	$1,199,514

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended June 30, 2019 and December 31, 2018, (Hong Kong dollar per one U.S. dollar):

	June 30, 2019	December 31, 2018
Balance sheet date	.1279	.1277
Average rate for statements of operations and comprehensive loss	.1275	.1276

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2019, that are of significance or potential significance to the Company.

NOTE 3 – INTANGIBLE ASSETS

Patents as of June 30, 2019, and December 31, 2018, consist of the following:

	June 30, 2019	December 31, 2018
Patents and license rights	$250,000	$250,000
Accumulated amortization	(57,292)	(36,458)
Net carrying amount	$192,708	$213,542

Amortization expense for the six months ended June 30, 2019, was $20,834. There was no amortization expense for the six months ended June 30, 2018.

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

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to the Note. Such discount was amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. As of June 30, 2019, and December 31, 2018, the outstanding principal balance of the 2017 Notes was $165,000.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount, and on November 20, 2018, the parties agreed to restart the Repayment Amount at $1,000 per day. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the six months ended June 30, 2019, principal payments of $50,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $359,500 interest expense of $150,730 and an initial derivative liability of $510,230. For the six months ended June 30, 2019, amortization of the debt discounts of $53,896 was charged to interest expense. During the six months ended June 30, 2019, the investor sold $30,000 of the note to another investor (see below). As of June 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $52,375 and $132,375, respectively, with a carrying value as of June 30, 2019, and December 31, 2018, of $52,375 and $78,479, net of unamortized discounts of $53,896 as of December 31, 2018.

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

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until the Note is satisfied in full. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the six months ended June 30, 2019, principal payments of $50,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. For the six months June 30, 2019, amortization of the debt discounts of $186,902 was charged to interest expense. For the six months ended June 30, 2019, the investor converted a total of $25,000 of the face value and $22,896 of accrued interest into 1,469,960 shares of common stock. As of June 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $186,250 and $261,250, respectively, with a carrying value as of June 30, 2019, and December 31, 2018, of $150,755 and $38,853, net of unamortized discounts of $35,495 and $222,397, respectively.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $55,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on March 1, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the lowest trading price for the 20 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000 interest expense of $5,272 and an initial derivative liability of $55,272. For the six months ended June 30, 2019, amortization of the debt discounts of $17,112 was charged to interest expense. For the six months ended June 30, 2019, the investor converted a total of $21,750 of the face value into 75,000 shares of common stock. As of June 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $33,250 and $55,000, respectively with a carrying value as of June 30, 2019 and December 31, 2018, of $33,250 and $37,888, net of unamortized discounts of $17,112 as of December 31, 2018.

On October 19, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $78,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on October 22, 2018, when the Company received proceeds of $75,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $57,700. For the six months ended June 30, 2019, the investor converted a total of $26,960 of the face value into 2,326,783 shares of common stock. For the six months ended June 30, 2019, amortization of the debt discounts of $47,783 was charged to interest expense. On June 7, 2019, pursuant to a Note Assignment Agreement, the investor sold the remaining principal balance of $51,040, accrued and unpaid interest of $5,546 and a repayment balance of $20,414 to third party investor, for a total purchase price of $77,000. As of June 30, 2019, and December 31, 2018, the outstanding principal balance to the initial noteholder of the note was $-0- and $78,000, respectively with a carrying value as of December 31, 2018, of $30,217, respectively, net of unamortized discounts of $47,783.

On November 15, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures November 15, 2019. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. Pursuant to the Note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of the Note. Pursuant to the Security Agreement, all of the obligations under the Note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. The note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $363,806. For the six months ended June 30, 2019, amortization of the debt discounts of $202,653 was charged to interest expense. For the six months ended June 30, 2019, the investor converted a total of $4,759 of the face value and $24,075 of accrued interest into 1,800,000 shares of common stock. As of June 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $ 495,241 and $500,000, respectively, with a carrying value as of June 30, 2019, and December 31, 2018, of $344,889 and $146,994, respectively, net of unamortized discounts of $150,353 and $353,006, respectively.

On December 5, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $63,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on December 10, 2018, when the Company received proceeds of $60,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $47,170. On June 5, 2019, pursuant to a Note Assignment Agreement, the investor sold the principal balance of $63,000, accrued and unpaid interest of $3,708 and a repayment balance of $26,683 to third party investor, for a total purchase price of $93,391 (see below). For the six months ended June 30, 2019, amortization of the debt discounts of $46,330 was charged to interest expense. As of June 30, 2019, and December 31, 2018, the outstanding principal balance to the initial noteholder of the note was $-0- and $63,000, respectively, with a carrying value as of December 31, 2018, of $16,670, net of unamortized discounts of $46,330.

On January 7, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures January 7, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $111,500. For the six months ended June 30, 2019, amortization of the debt discounts of $61,523 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the note was $150,000 with a carrying value as of June 30, 2019, of $83,272, net of unamortized discounts of $66,727.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Master Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Master Note, which is included in the principal balance of the Note. On February 8, 2019, the Investor funded the first tranche under the Master Note, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Master Note and on the same date, the Company issued the Note to the Investor. The Note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Master Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Master Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Master Note. The embedded conversion feature included in the Master Note resulted in an initial debt discount and derivative liability of $38,502. For the six months ended June 30, 2019, amortization of the debt discounts of $18,422 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the Master Note was $55,000 with a carrying value as of June 30, 2019, of $27,420, net of unamortized discounts of $27,580.

On February 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on February 22, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $44,331. For the six months ended June 30, 2019, amortization of the debt discounts of $17,071 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the note was $53,000 with a carrying value as of June 30, 2019, of $22,740, net of unamortized discounts of $30,260.

On March 7, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $77,394. For the six months ended June 30, 2019, amortization of the debt discounts of $26,454 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the note was $85,000 with a carrying value as of June 30, 2019, of $26,960, net of unamortized discounts of $58,040.

On May 3, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $58,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on May 6, 2019, when the Company received proceeds of $55,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $46,492. For the six months ended June 30, 2019, amortization of the debt discounts of $8,207 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the note was $58,000 with a carrying value as of June 30, 2019, of $16,715, net of unamortized discounts of $41,285.

On May 7, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $52,500, including an original issue discount of $2,500. The note matures on February 7, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. The note was funded on May 8, 2019, when the Company received proceeds of $47,500, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $46,157. For the six months ended June 30, 2019, amortization of the debt discounts of $9,956 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the note was $52,500 with a carrying value as of June 30, 2019, of $11,299, net of unamortized discounts of $41,201.

The Company received the funding of the second tranche on May 10, 2019, in an amount of $23,500 (the “Second Tranche”) under the $165,000 Master Note issued by the Company on February 5, 2019, after disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The Company also issued a warrant (the “Warrant”) to purchase 18,333 shares of the Company’s common stock at an exercise price of $1.50 for a term of three (3) years to the Master Noteholder. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $18,262. For the six months ended June 30, 2019, amortization of the debt discounts of $3,230 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the Second Tranche of the Master Note was $27,500 with a carrying value as of June 30, 2019, of $8,469,

On May 29, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $80,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 29, 2019, when the Company received proceeds of $73,300 after OID of $2,800, and disbursements for the lender’s transaction costs, fees and expenses of $3,900, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $70,418. For the six months ended June 30, 2019, amortization of the debt discounts of $22,601 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of the note was $80,000 with a carrying value as of June 30, 2019, of $25,483, net of unamortized discounts of $54,517.

On June 5, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on December 5, 2018 (see above). The Purchaser paid $93,391 to acquire the note. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $59,909. For the six months ended June 30, 2019, amortization of the debt discounts of $34,947 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of assigned note was $93,391, with a carrying value as of June 30, 2019, of $68,428, net of unamortized discounts of $24,962.

On June 7, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on October 19, 2018 (see above). The Purchaser paid $77,000 to acquire the note. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $49,335. For the six months ended June 30, 2019, amortization of the debt discounts of $34,123 was charged to interest expense. As of June 30, 2019, the outstanding principal balance of assigned note was $77,000, with a carrying value as of June 30, 2019, of $61,788, net of unamortized discounts of $15,212.

A summary of the convertible note balance as of June 30, 2019, and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
Principal balance	$1,713,507	$1,254,625
Unamortized discount	(564,663)	(740,523)
Ending balance, net	$1,148,844	$514,102

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

The Company valued the derivative liabilities at June 30, 2019, and December 31, 2018, at $1,342,404 and $1,199,514, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2019, 2018, risk-free interest rates from 1.96% to 2.09% and volatility of 34% to 41%, and as of December 31, 2018; risk-free interest rates from 2.56% to 2.62% and volatility of 61% to 65%. The initial derivative liabilities for convertible notes issued during the six months ended June 30, 2019, used the following assumptions; risk-free interest rates from 2.25% to 2.58% and volatility of 39% to 63%.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2019, and the year ended December 31, 2018, is as follows:

Balance- January 1, 2018	$-0-
Issued during period	2,060,656
Converted or paid	(894,929)
Change in fair value recognized in operations	33,787
Balance- December 31, 2018	1,199,514
Issued during the period	562,300
Converted or paid	(351,038)
Change in fair value recognized in operations	(68,372)
Balance June 30, 2019	$1,342,404

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

	June 30, 2019	December 31, 2018
Note payable, interest at 8%, matured September 6, 2018, in default	$330,033	$330,033
Other, due on demand	—	2,805
Total notes payable	$330,033	$332,838

NOTE 7 – RELATED PARTY TRANSACTIONS

Note payable

On October 25, 2017, the Company issued a $60,000 promissory note to the wife of an officer and director of the Company in exchange for $50,000. The note originally matured November 25, 2017, and was extended until November 25, 2018. As of June 30, 2019, and December 31, 2018, the balance of the note is $60,000 and is in default.

Convertible note payable

On October 16, 2017, OZOP issued a $50,000 convertible promissory note to the wife of an officer and director in exchange for $50,000. The note bears interest at ten percent (10%), matured on October 16, 2018. The initial conversion feature allowed the holder to convert the note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. As of June 30, 2019, and December 31, 2018, the balance of the note is $50,000 and is in default.

Management Fees and related party payables

For the three and six months ended June 30, 2019, and 2018, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
CEO, parent	$45,000	$30,000	$90,000	$60,000
Former CEO, Subsidiary	—	30,000	—	60,000
CCO	—	30,000	—	60,000
COO	45,000	—	90,000	—
CFO	30,000	30,000	60,000	60,000
Total	$120,000	$120,000	$240,000	$240,000

As of June 30, 2019, and December 31, 2018, included in accounts payable and accrued expenses, related party is $498,882 and $552,806, respectively, for the following amounts owed the Company’s officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	June 30, 2019	December 31, 2018
CEO, parent	$9,327	$22,825
Former CEO, subsidiary	140,233	162,215
Former COO and CCO	190,785	236,905
COO	97,500	45,000
CFO	61,037	58,037
Non-officer affiliate	—	27,824
Total	$498,882	$552,806

Other

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties.

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

Consulting Agreements

On August 31, 2018, we entered into an investor relations consulting agreement with Kingdom Building, Inc. (“Kingdom”) whereby Kingdom agreed to provide us with investor relations, public relations and financial media relations consulting services. The term of the agreement is for a period of 12 months. We may terminate the agreement after the initial six months on 60 days’ notice. We agreed to pay Kingdom $8,500 per month which amount is deferred until we complete a financing transaction with a minimum raise of $1,500,000 in gross proceeds. In addition, we issued Kingdom 650,000 shares of our unregistered common stock and reimburse them for certain out of pocket expenses.  The Company valued the common stock at $325,000, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term. For the six months ended June 30, 2019, the Company amortized $162,500 as stock- based compensation expense. As of June 30, 2019, there remains $54,167 of deferred stock compensation on the consolidated balance sheet, to be amortized over the remaining contract term.

On October 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to issue Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. The Company valued the initial 450,000 shares at $225,000, based on the market price of the common stock on the date of the agreement, to be amortized over the first three months of the contract. For the six months ended June 30, 2019, the Company amortized $52,500 as stock-based compensation expense. For the six months ended June 30, 2019, the Company recorded 900,000 shares of common stock to be issued, and valued the shares at $400,470, based on the market price of the common stock on the date of the shares being earned. For the six months ended June 30, 2019, the company amortized $395,920 as stock-based compensation expense. As of June 30, 2019, there remains $4,550 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized in July, 2019.

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

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. During the six months ended June 30, 2019, the Company paid Mr. Chaudhry $36,415, and the balance owed is $190,785.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the six months ended June 30, 2019, the Company amortized $20,782 as stock-based compensation expense. As of June 30, 2019, there remains $56,348 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the remaining term of the agreement.

NOTE 9 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Six Months Ended
	June 30,
	2019	2018
Pre-tax loss	$(2,821,397)	$(866,547)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(592,493)	(181,975)
Tax rate difference between U.S. and foreign operations	289	2,699
Permanent differences	414,713	71,445
Change of valuation allowance	174,491	179,276
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	June 30, 2019	December 31, 2018
Net operating losses carried forward	$744,314	$569,822
Less: Valuation allowance	(744,314)	(569,822)
Net deferred tax assets	$—	$—

As of June 30, 2019, the Company has approximately $3,077,000 and $595,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2019, and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2019, and 2018, and no provision for interest and penalties is deemed necessary as of June 30, 2019, and 2018.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “October PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. During the six months ended June 30, 2019, we sold 200,000 Units pursuant to the October PPM at $0.50 per Unit, issued 200,000 shares of our common stock and received proceeds of $100,000.

During the six months ended June 30, 2019, holders of an aggregate of $108,469 in principal and $46,971 of accrued interest of convertible notes issued by the Company, converted their debt into 5,827,587 shares of our common stock at an average conversion price of $0.0267 per share.

On March 24, 2019, the Company recorded the issuance of 171,400 of common stock for consulting services. The shares were valued at $0.45 per share (the market price on the date of the agreement) and $77,130 was recorded as deferred stock-based compensation.

On June 14, 2019, the Company recorded the issuance of 100,000 of common stock for consulting services. The shares were valued at $0.275 per share (the market price on the date of the agreement) and $27,500 was recorded as stock-based compensation expense.

On June 27, 2019, the Company recorded the issuance of 100,000 of common stock for consulting services. The shares were valued at $0.045 per share (the market price on the date of the agreement) and $4,500 was recorded as stock-based compensation expense.

As of June 30, 2019, the Company has 290,000,000 (increased to 990,000,000 0n August 25, 2019) shares of $0.001 par value common stock authorized and there are 35,467,189 shares of common stock issued and outstanding.

Common stock to be issued

On October 19, 2018, the Company entered into a consulting agreement Draper (see note 8). Pursuant to the consulting agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the consulting agreement, the Company agreed to issue Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. For the six months ended June 30, 2019, the Company recorded 900,000 shares of common stock to be issued, and valued the shares at $400,470, based on the market price of the common stock on the date of the shares being earned. For the six months ended June 30, 2019, the company amortized $395,920 as stock-based compensation expense. As of June 30, 2019, there are 900,000 shares of common stock to be issued.

Preferred stock

As of June 30, 2019, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO.

Stock subscription receivable

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

NOTE 11 – SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

For the three and six months ended June 30, 2019, the Company operated only in the United States. For the three and six months ended June 30, 2018, the Company operated in two geographic segments, the United States and Hong Kong. Set out below are the revenues, gross profits and total assets for each segment.

	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenue:
United States	$34,660	$41,387
Hong Kong	$44,853	$44,853
	$79,513	$86,240
Gross Profit
United States	$34,660	$41,387
Hong Kong	$7,475	$7,475
	$42,135	$48,862

	June 30, 2019	December 31, 2018
Total Assets:
United States	$409,949	$658,350
Hong Kong	372	869
Total Assets	$410,321	$659,219

NOTE 12 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had a stockholders’ deficit of $3,272,541 and a working capital deficit of $3,665,800. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

On July 5, 2019, the Company entered into an Equity Financing Agreement (the “Equity Agreement”) with GHS Investments, LLC, a Nevada limited liability company (the “Investor”), with the Investor committing to purchase up to $7,000,000 of the Company’s common stock in tranches of up to $400,000, following an effective registration of the shares and subject to restrictions regarding the timing of each sale and total percentage stock ownership held by the Investor. The purchase price for the shares will be 85% of the lowest closing price during the 10-day period prior to each sale, and with each sale, the Investor will receive an issuance premium of 5% to cover the Investor’s transaction costs associated with selling the shares and payable by the Company to the Investor in registered shares. The obligation of the Investor to purchase shares pursuant to the Equity Agreement is subject to several conditions, including (i) that the Company has filed a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) registering the shares to be sold to the Investor within 30 calendar days from the date of the Equity Agreement, with the Registration Statement being declared effective prior to sale of any shares to the Investor; and (ii) that the purchase of shares by the Investor pursuant to the Equity Agreement shall not cause the Investor to own more than 4.99% of the outstanding shares of the Company’s common stock.

In connection with the Equity Agreement, on July 5, 2019, the Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”), requiring the Company to use its commercially reasonable efforts to have the Registration Statement filed with the SEC within 30 calendar days of July 5, 2019, and declared effective by the SEC within 30 calendar days thereafter. Additionally, on July 5, 2019, the Company issued to the Investor two promissory notes, one in the amount of $30,000 (“Note 1”) to cover the Investor’s transaction costs of entering into the Equity Agreement and the Registration Rights Agreement, and a second promissory note of $15,000 (“Note 2”), issued in exchange for cash consideration of $15,000. Note 1 and Note 2 mature on January 5, 2020, and bear interest at the rate of 8% per annum.

On August 2, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $157,500. The note matures on August 2, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the two lowest closing bid prices for the 20 days prior to conversion. The note was funded on August 2, 2019, when the Company received proceeds of $150,000, after disbursements for the lender’s transaction costs, fees and expenses.

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

On May 8, 2018, we amended our Articles of Incorporation (the “Amendment”) to change our name from Newmarkt Corp. to Ozop Surgical Corp. in order to reflect more accurately the name of our core service offering and operations. The Amendment also increased our authorized shares of capital stock to 300,000,000, of which 290,000,000 has been designated as common stock, par value $0.001, and 10,000,000 shares have been designated as preferred stock, par value $0.001 (the “Preferred Stock”). On August 25, 2019, the Company amended its’ Articles of Incorporation to increase the authorized shares of capital stock to 1,000,000,000 shares, of which 990,000,000 have been designated as common stock, par value $0.001 and 10,000,000 shares have been designated as Preferred Stock, par value $0.001. The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time. The Company’s trading symbol for its common stock which trades on the OTC QB Tier of the OTC Markets, Inc. was changed to “OZSC” effective on May 21, 2018. On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. On April 1, 2019, the Company issued 1,000,000 shares of the Series B Preferred Stock to the Company’s CEO. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes.

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

Results of Operations for the three and six months ended June 30, 2019 and 2018:

Revenue

For the three and six months ended June 30, 2019, the Company generated total revenue of $1,521 and $ 49,123, respectively, compared to $79,513 and $86,240 for the three and six months ended June 30, 2018, respectively. The revenues are from the sale of spine surgery products and endoscopes. The decrease in revenues is a result of Spinus deciding to not to continue to supply its’ spine surgery products to the surgeon who previously performed surgeries with Spinus product. Revenues from Spinus are recognized as an agent and are recorded at net.

Operating expenses

Total operating expenses for the three and six months ended June 30, 2019, were $671,054 and $1,439,623, respectively, compared to $272,344 and $508,794 for the three and six months ended June 30, 2018, respectively. The operating expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Management fees	$120,000	$120,000	$240,000	$240,000
Stock-based compensation	310,982	—	706,702	—
Professional and consulting fees	69,413	53,763	116,669	101,164
Research and development	10,400	—	63,604	10,565
Impairment of intangible asset	44,200	—	44,200	—
General and administrative	116,059	98,581	268,448	157,065
Total	$671,054	$272,344	$1,439,623	$508,794

Current period Management fees consist of monthly fees to our CEO, COO and CFO of $15,000, $15,000 and $10,000, respectively. The 2018 period included monthly fees of $10,000 for the same positions as well as $10,000 per month to the former CEO of Ozop HK (resigned in March 2019).

Stock based compensation in the current periods is comprised of:

•	Amortization of $162,500 related to a one-year consulting agreement effective on August 31, 2018, pursuant to the issuance of 650,000 shares of common stock. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $81,250 and $162,500 in stock-based compensation for the three and six months ended June 30, 2019, respectively.

•	On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800,000 shares. The Company valued the shares issued at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $52,500 in stock-based compensation for the six months ended June 30, 2019.

•	For the six months ended June 30, 2019, the Company recorded 900,000 shares of common stock to be issued pursuant to the one-year agreement above to issue 1,800,000 shares. The 900,000 shares were valued at $400,470, based on the market price of the common stock on their respective date of issuances, and the Company expensed $135,450 and $395,290 as stock-based compensation for the three and six months ended June 30, 2019, respectively.

•	On March 24, 2019, the Company signed a one-year consulting agreement with Newbridge. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three and six months ended June 30, 2019, the Company amortized $19,282 and $20,782 as stock-based compensation expense, respectively.

•	On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense for thee three and six months ended June 30, 2019.

Research and development costs of $10,400 and $63,604 for the three and six months ended June 30, 2019, respectively, compared to $10,565 for the six months ended June 30, 2018, were all costs related to development of new product. The Company anticipates incurring substantial research and development costs during the remainder of 2019 and beyond as it continues to develop, engineer and test prototypes of new products to be introduced to the market.

General and administrative expenses, other

Total general and administrative expenses, other, were $116,059 and $268,488 for the three and six months ended June 30, 2019, respectively, compared to $98,581 and $157,065 for the three and six months ended June 30, 2018, respectively, and were comprised of:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Trade shows and travel expenses	$22,292	$14,677	$53,315	$53,546
Advertising and marketing	13,466	35,405	39,245	35,405
Meals and entertainment	2,318	14,193	6,141	17,370
Commissions	—	10,494	8,100	10,494
Investor relations	19,437	—	79,496	—
Depreciation and amortization	11,216	4,523	22,432	4,685
Other	47,330	19,289	59,719	35,565
Total	$116,059	$98,581	$268,488	$157,065

Other Income (Expenses)

Other expenses, net, for the three and six months ended June 30, 2019, was $1,247,708 and $1,430,897, respectively, compared to other expenses, net of $378,392 and $406,615 for the three and six months ended June 30, 2018, respectively, and were as follows.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest expense	$99,701	$460,459	$148,493	$488,682
Amortization of debt discount	472,528	473,682	791,210	473,682
Gain on change in fair value of derivatives	(20,762)	(255,469)	(68,372)	(255,469)
Loss on extinguishment of debt	696,241	(300,280)	559,566	(300,280)
Total other expense, net	$1,247,708	$378,392	$1,430,897	$406,615

Net loss

The net loss for the three and six months ended June 30, 2019, was $1,917,241 and $2,821,397 respectively, compared to $608,600 and $866,547 for the three and six months ended June 30, 2018, respectively. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $6,000,000 of working capital to complete substantially all of its desired business activity for the next twelve months, including bringing new products to market as well as meeting the qualifications for an uplist to the NASDAQ market. The Company has achieved only limited revenues from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the six months ended June 30, 2019, we primarily funded our business operations with $494,950 of proceeds from the issuances of convertible note financings as well as $100,000 from the sale of 200,000 shares of common stock at $0.50 per share. Of the proceeds $100,000 was used to make payments on convertible debt and for working capital. We may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of June 30, 2019, we had cash of $4,738 as compared to $50,903 at December 31, 2018. As of June 30, 2019, we had current liabilities of $3,682,862 (including $1,342,404 of non-cash derivative liabilities), compared to current assets of $17,062, which resulted in a working capital deficit of $3,665,800. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $537,780, compared to $310,746 for the six months ended June 30, 2018. For the six months ended June 30, 2019, our net cash used in operating activities was primarily attributable to the net loss of $2,821,397, a gain of $68,372 on the change in fair value of derivative liabilities, adjusted for the loss of $559,567 in extinguishment of debt, non-cash expenses of interest and amortization and depreciation of $882,994, stock-based compensation of $706,702 and an impairment charge of $44,200. Net changes of $158,525 in operating assets and liabilities reduced the cash used in operating activities. For the six months ended June 30, 2018, our net cash used in operating activities was primarily attributable to the net loss of $866,547, the gain on the change in fair value of derivative liabilities and the gain in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $900,809. Net changes of $201,241 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

There were no investing activities for the six months ended June 30, 2019. For the six months ended June 30, 2018, investing activities were comprised of the cash acquired in the Spinus acquisition of $21,580 and $4,941spent on purchased office equipment.

Financing Activities

For the six months ended June 30, 2019, the net cash provided by financing activities was $492,145, compared to $458,154 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received $494,950 of proceeds from the issuances of convertible note financings, as well as $100,000 from the sale of 200,000 shares of common stock at $0.50 per share. The Company made payments on convertible debt of $100,000. During the six months ended June 30, 2018, we received $600,000 of proceeds of $200,000 from the issuance of a note payable ($230,000) and received $400,000 from the issuances of convertible note financings ($492,175) as well as $250,000 from the sale of 500,000 shares of common stock at $0.50 per share. Payments of $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO and we also made payments on convertible debt of $41,846.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on April 16, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. Revenues from Spinus of $1,521 and $49,123 for the three and six months ended June 30, 2019, and $34,660 and $41,387 for the three and six months ended June 30, 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2019 and 2018.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the six months ended June 30, 2019, and 2018, the Company recorded $63,604 and $10,565 of research and development expenses, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On July 12, 2019, counsel representing two of the Company’s lenders holding approximately $100,000 in aggregate in principal of convertible notes, sent a demand letter to the Company noting the Company is in default for the Company’s failure to repay the notes at maturity including unpaid interest and an unpaid 35% premium to the principal amount of the notes. The Company retained counsel, which responded to the lender’s counsel, and the Company plans to make a settlement offer inclusive of payment terms by August 23, 2019.

We know of no other material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, we sold 40,000 shares of our common stock at a price of $0.50 per share to three investors and received proceeds of $20,000 and the Company used the proceeds for working capital.

The shares of Common Stock in the foregoing issued to the investors were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the SEC under the Securities Act.

During the three months ended June 30, 2019, holders of an aggregate of $56,719 in principal and $46,971 of accrued interest of convertible debt issued by OZOP converted their debt into 5,596,743 shares of our common stock at an average conversion price of $0.0185 per share.

The issuances described above related to the conversion of debt were made in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

On June 14, 2019, the Company issued of 100,000 of common stock for consulting services.

On June 27, 2019, the Company issued of 100,000 of common stock for consulting services.

The issuances described above related to the issuance of shares for services and pursuant to a consulting agreement, were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	During the quarter ended June 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6

Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

10.1	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 11, 2019).

10.2	Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. dated January 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 11, 2019).

10.3	Warrant issued by Ozop Surgical Corp. to Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 11, 2019).

10.4	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 11, 2019).

10.5	Convertible Promissory Note issued to Crown Bridge Partners, LLC by Ozop Surgical Corp. dated February 5, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 11, 2019).

10.6	Warrant issued by Ozop Surgical Corp. to Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 11, 2019).

10.7	Amendment No. 1 to Convertible Promissory Note issued October 19, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 15, 2019).

10.8	Amendment No. 1 to Convertible Promissory Note issued on December 5, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 15, 2019).

10.9	Warrant issued by Ozop Surgical Corp. to Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 15, 2019).

10.1	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 21, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 27, 2019).

10.11	Convertible Promissory Note issued on February 21, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 27, 2019).

10.12+	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.13+	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.14	Securities Purchase Agreement between Ozop Surgical Corp. and GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2019).

10.15	Convertible Promissory Note issued by Ozop Surgical Corp. to GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2019).

10.16	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

10.17	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated May 3, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2019).

10.18	Convertible Promissory Note issued on May 3, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 9, 2019).

10.19	Warrant issued May 7, 2019, by Ozop Surgical Corp. to Crown Bridge Partners, LLC. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 9, 2019).

10.2	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Crossover Capital Fund I, LLC dated May 7,2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 9, 2019).

10.21	Convertible Promissory Note issued on May 7, 2019, by Ozop Surgical Corp. to Crossover Capital Fund I, LLC. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 9, 2019).

10.22	Securities Purchase Agreement by and between the registrant and GS Capital Partners, LLC dated as of May 29, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2019).

10.23	Convertible Redeemable Promissory Note issued on May 29, 2019 by the registrant in favor of GS Capital Partners, LLC. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 31, 2019).

10.24	Equity Financing Agreement by and between Ozop Surgical Corp. and GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 9, 2019).

10.25	Registration Rights Agreement by and between Ozop Surgical Corp. and GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 9, 2019).

10.26	$30,000 Promissory Note issued to GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 9, 2019).

10.27	$15,000 Promissory Note issued to GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on July 9, 2019).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

 + Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2019

OZOP SURGICAL CORP.

By:  /s/ Michael Chermak

Michael Chermak

Chief Executive Officer (principal executive officer)

By:  /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

