Form 10-Q
period 2019-09-30
OZOP SURGICAL CORP.
filed 2019-11-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

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

As of November 13, 2019, there were 109,631,003 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Surgical Corp.

Ozop Surgical, Corp
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$1,216	$50,903
Advance to vendor	—	86,149
Prepaid assets	8,616	16,457
Accounts receivable	37,225	45,818
Inventory	387,949	—
Total Current Assets	435,006	199,327

Property and equipment, net	377,750	7,199
Goodwill	2,472,119	239,151
Intangible assets, net of accumulated amortization	2,971,003	213,542
TOTAL ASSETS	$6,255,878	$659,219

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$380,546	$298,319
Accounts payable and accrued expenses, related parties	526,967	552,806
Liability for common stock payable	245,000
Convertible notes payable, net of discounts	1,354,170	514,102
Convertible note payable, related party	50,000	50,000
Current portion of notes payable	1,391,588	332,838
Notes Payable, related party	60,000	60,000
Current portion of license fee payable	734,089	—
Derivative liabilities	2,050,469	1,199,514
Total Current Liabilities	6,792,830	3,007,579
Long Term Liabilities
Notes payable	272,368	—
License fee payable	500,000	—
Put option payable	2,849,076	—
TOTAL LIABILITIES	10,414,273	3,007,579

Stockholders' Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding) Series C Preferred Stock (50,000 shares authorized and issued and outstanding, par value $0.001, September 30, 2019)	50	—
Common stock (990,000,000 shares authorized par value $0.001; 70,858,554 and 29,068,202 shares issued and outstanding September 30, 2019, and December 31, 2018, respectively)	70,859	29,069
Deferred stock compensation	(116,621)	(269,167)
Common stock to be issued (1,350,000 shares issuable September 30, 2019)	1,350	—
Additional paid in capital	4,391,401	1,959,857
Accumulated Deficit	(8,506,073)	(4,068,747)
Stock subscription receivable	(7,600)	(7,600)
Accumulated comprehensive gain	8,239	8,228
Total Stockholders' Deficit	(4,158,395)	(2,348,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,255,878	$659,219

See notes to condensed consolidated financial statements.

Ozop Surgical, Corp
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$36,030	$31,706	$85,153	$117,936
Cost of goods	8,868	—	8,868	37,368
Gross profit	27,162	31,706	76,285	80,568

Operating expenses:
General and administrative, related parties	120,000	125,886	403,000	365,901
General and administrative, other	281,081	173,091	1,329,900	431,305
Research and development	3,370	47,657	66,974	58,222
Impairment of intangible asset	—	—	44,200	—
Total operating expenses	404,451	346,634	1,844,074	855,428

Operating loss	(377,289)	(314,928)	(1,767,789)	(774,860)

Other (income) expenses:
Interest expense	478,068	386,032	1,417,771	1,348,396
(Gain) loss on change in fair value of derivatives	522,142	20,275	453,770	(235,194)
Loss (Gain) on extinguishment of debt	238,430	(125,315)	797,996	(425,595)
Total Other Expenses	1,238,640	280,992	2,669,537	687,607

Loss before provision for income taxes	(1,615,929)	(595,920)	(4,437,326)	(1,462,467)
Income tax provision	—	—	—	—
Net loss	$(1,615,929)	$(595,920)	$(4,437,326)	$(1,462,467)

Other comprehensive loss:
Foreign currency translation adjustment	541	(4,733)	11	(4,157)
Comprehensive loss	$(1,615,388)	$(600,653)	$(4,437,315)	$(1,466,624)

Loss per share	$(0.04)	$(0.02)	$(0.13)	(0.06)

Weighted average shares outstanding
Basic and diluted	41,677,098	27,715,411	34,419,844	24,390,572

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)

	Common stock		Common stock to be issued		Series B Preferred Stock		Series C Preferred Stock		Deferred Stock	Stock Subscription	Accumulated comprehensive	Additional Paid-in	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balances July 1, 2019	35,467,188	$35,468	900,000	$900	1,000,000	$1,000	—	$—	$(115,065)	$(7,600)	$7,698	$3,695,202	$(6,890,144)	$(3,272,541)
Shares issued for conversions of note and interest payable	31,291,366	31,291	—	—	—	—	—	—	—	—	—	531,529	—	562,820
Shares issued and to be issued for services	3,100,000	3,100	450,000	450	—	—	—	—	(103,650)	—	—	115,720	—	15,620
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	102,094	—	—	—	—	102,094
Shares of Series C Preferred Stock issued and Series B Preferred Stock cancelled	—	—	—	—	(1,000,000)	(1,000)	50,000	50	—	—	—	950	—	—
Shares issued license agreement	1,000,000	1,000	—	—	—	—	—	—	—	—	—	48,000	—	49,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	541	—	—	541
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	—	—	—	—	—	(1,615,929)	(1,615,929)
Balances September 30, 2019	70,858,554	$70,859	1,350,000	$1,350	—	$—	50,000	$50	$(116,621)	$(7,600)	$8,239	$4,391,401	$(8,506,073)	$(4,158,395)
Balances January 1, 2019	29,068,201	$29,069	—	$—	—	$—	—	$—	$(269,167)	$(7,600)	$8,228	$1,959,857	$(4,068,747)	(2,348,360)
Shares issued for conversions of note and interest payable	37,118,953	37,119	—	—			—	—	—	—	—	1,591,745	—	1,628,864
Shares issued and to be issued for services	3,471,400	3,471	1,350,000	1,350	—	—	—	—	(581,250)	—	—	624,049	—	47,620
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	733,796	—	—	—	—	733,796
Shares issued in private placement	200,000	200	—	—	—	—	—	—	—	—	—	99,800	—	100,000
Shares of Series B Preferred Stock issued	—	—	—	—	1,000,000	1,000	—	—	—	—	—	67,000	—	68,000
Shares of Series C Preferred Stock issued and Series B Preferred Stock cancelled	—	—	—	—	(1,000,000)	(1,000)	50,000	50	—	—	—	950	—	—
Shares issued license agreement	1,000,000	1,000	—	—	—	—	—	—	—	—	—	48,000	—	49,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	11	—	—	11
Net loss for the nine months ended September 30, 2019	—	—	—	—	—	—		—	—	—	—	—	(4,437,326)	(4,437,326)
Balances September 30, 2019	70,858,554	$70,859	1,350,000	$1,350	—	$—	50,000	$50	$(116,621)	$(7,600)	$8,239	$4,391,401	$(8,506,073)	$(4,158,395)

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Common stock		Common stock to be issued		Series B Preferred Stock		Series C Preferred Stock		Deferred Stock	Stock Subscription	Accumulated comprehensive	Additional Paid-in	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balances July 1, 2018	26,297,500	$26,298	1,180,768	$1,181	—	$—	—	$—	$—	$(7,600)	$3,435	$1,024,633	$(2,429,023)	(1,381,076)
Shares issued for conversions of note and interest payable	1,098,801	1,099	(1,098,801)	(1,099)	—	—	—	—	—	—	—	—	—	—
Share issued for services	680,000	680	—	—	—	—	—	—	(325,000)	—	—	339,320	—	15,000
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	27,083	—	—	—	—	27,083
Unrealized gain on foreign translation	—	—	—	—	—	—	—	—	—	—	(4,733)	—	—	(4,733)
Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	—	—	—	—	—	(595,920)	(595,920)
Balances September 30, 2018	28,076,301	$28,077	81,967	$82	—	$—	—	$—	$(297,917)	$(7,600)	$(1,298)	$1,363,953	$(3,024,943)	$(1,939,646)
Balances January 1, 2018	13,000,000	$13,000	—	$—	—	$—	—	$—	$—	$—	$2,859	$291,155	$(1,562,476)	$(1,255,462)
Issue 7,600,000 shares for subscription agreements	7,600,000	7,600	—	—	—	—	—	—	—	(7,600)	—	—	—	—
Cancel 600,000 shares of common stock	(600,000)	(600)	—	—	—	—	—	—	—	—	—	600	—	—
Issue 5,000,000 shares for Spinus acquisition	5,000,000	5,000	—	—	—	—	—	—	—	—	—	245,000	—	250,000
Effect of reverse merger	2,797,500	2,798	—	—	—	—	—	—	—	—	—	(53,991)	—	(51,193)
Redemption of shares	(2,000,000)	(2,000)	—	—	—	—	—	—	—	—	—	(348,000)	—	(350,000)
Debt forgiveness from former CEO	—	—	—	—	—	—	—	—	—	—	—	51,193	—	51,193
Shares issued for conversions of note and interest payable	1,098,801	1,099	81,967	82	—	—	—	—	—	—	—	589,176	—	590,357
Shares issued in private placement	500,000	500	—	—	—	—	—	—	—	—	—	249,500	—	250,000
Share issued for services	680,000	680	—	—	—	—	—	—	(325,000)	—	—	339,320	—	15,000
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	27,083	—	—	—	—	27,083
Unrealized gain on foreign translation	—	—	—	—	—	—	—	—	—	—	(4,157)	—	—	(4,157)
Net loss for the nine months ended September 30, 2018	—	—	—	—	—	—	—	—	—	—	—	—	(1,462,467)	(1,462,467)
Balances September 30, 2018	28,076,301	$28,077	81,967	$82	—	$—	—	$—	$(297,917)	$(7,600)	$(1,298)	$1,363,953	$(3,024,943)	$(1,939,646)

OZOP SURGICAL, CORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,437,326)	$(1,462,467)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	1,263,745	1,222,556
Amortization and depreciation	61,258	7,626
Loss (Gain) on fair value change of derivatives	453,770	(235,194)
Loss (Gain) on extinguishment of debt	797,996	(425,595)
Stock compensation expense	824,416	42,083
Issuance of convertible notes for fees	—	9,500
Impairment of intangible asset	44,200	—
Changes in operating assets and liabilities:
Inventory	1,625	19,734
Accounts receivable	8,593	(32,092)
Prepaid assets	7,839	21,797
Accounts payable and accrued expenses	226,688	133,400
Accounts payable and accrued expenses, related parties	(839)	224,736
Net cash used in operating activities	(748,035)	(473,916)

Cash flows from investing activities:
Payment of license fees	(200,000)	—
Cash acquired in acquisitions	—	21,580
Purchase of office and computer equipment	—	(4,941)
Payments for extensions of patents	—	(13,400)
Net cash provided by (used in) investing activities	(200,000)	3,239

Cash flows from financing activities:
Redemption of common stock	—	(350,000)
Proceeds from sale of common stock	100,000	250,000
Proceeds from issuances of convertible notes payable	890,450	730,000
Proceeds from issuances of notes payable	15,000	200,000
Payments of principal of convertible note payable and notes payable	(107,113)	(386,846)
Net cash provided by financing activities	898,337	443,154

Effects of exchange rate on cash	$11	$(4,157)

Net decrease in cash	(49,687)	(31,680)

Cash, Beginning of period	50,903	110,792

Cash, End of period	$1,216	$79,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,656	$36,596
Cash paid for income taxes	$—	$—

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$119,875	$186,425
Issuance of common stock upon convertible note and accrued interest conversion	$324,584	$589,176

Acquisition of Spinal Resources, Inc.
Cash paid	$200,000	$—
Issuance of Common stock as consideration	49,000	—
Assumed liabilities	524,387	—
Issunace of note as consideration	768,844	—
Common stock to be issued	245,000	—
License fee payable	1,234,089	—
Present value of option to buy SRI	2,834,692	—
Inventory	(389,634)	—
Fixed Assets	(379,210)	—
Patent rights	(2,810,000)	—
Goodwill	(2,277,168)	—
Cash acquired	$—	$—

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$—	$250,000
Assumed liabilities	—	278,779
Accounts receivable	—	(19,054)
Other Assets	—	(250,000)
Tradename	—	(44,200)
Goodwill	—	(194,951)
Cash acquired	$—	$20,574

Acquisition of Newmarkt
Issuance of Common stock as consideration	$—	$2,798
Assumed liabilities	—	62,464
Paid in capital	—	(53,990)
Inventory	—	(8,359)
Prepaid expenses	—	(1,907)
Cash acquired	$—	$1,006

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

License Agreement

On August 23, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Spinal Resources, Inc. (“SRI”). Pursuant to the License Agreement, SRI granted to the Company an exclusive license for an eighteen- month term, for products, as defined in the License Agreement, and utilized in spine and related surgical procedures. As consideration for the licensed rights under the License Agreement, the Company agreed to pay a license fees equal to $1,500,000, of which $200,000 has been paid as of September 30, 2019, over the eighteen- month term of the License Agreement. The Company recorded the liability at its present value of $1,234,089. Additionally, the Company has agreed to issue 6,000,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the License Agreement, of which 1,000,000 shares were issued on August 23, 2019. The Company valued the shares issued at $49,000 (based on the market price of the common stock) and included the $49,000 as part of the consideration of the transaction. The remaining 5,000,000 shares to be issued has been recorded as a $245,000 liability to be paid in common stock and was included in the total consideration issued in the transaction. The Company also issued a Promissory Note (the “Note”) to SRI for $768,844 (subject to adjustments) for the purchase of the inventory and instruments of the Licensed Products (as defined in the License Agreement). The Note has a stated interest rate of six percent (6%) and payment terms of the Note are in eighteen equal installments, beginning on October 1, 2019. Either party may terminate the License Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation).  SRI also granted the Company an option to purchase SRI on or before the termination date of the license for a minimum of $5,500,000 which can increase based on the revenue rate at the time the option is exercised. If the Company does not elect to exercise their option to purchase SRI, SRI can “put” SRI to the Company. Any payments made for the license, the Note and other liabilities assumed by the Company can be net against the option to buy price. The Company calculated the net minimum purchase price to be $3,093,604 and recorded the liability at its present value of $2,834,692. The difference of $258,912 will be charged to interest expense over the option period.

The Company analyzed the transaction in accordance with ASC 805. The Company has determined that the acquired assets constitute a business based on the criteria set forth in ASC 805. The acquired assets consist of inputs, processes applied to those inputs, and outputs that are used to generate a return. Based on the foregoing, the Company has accounted for the acquisition as a business combination.

The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction:

Purchase Price Allocation
Fair value of consideration issued	$5,331,625
Liabilities assumed	524,387
Total purchase price	$5,856,012
Tangible Assets acquired	$768,844
Intellectual Property/Technology	2,810,000
Goodwill	2,277,168
$5,856,012

The total purchase price of $5,856,012 has been allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values as of the completion of the transaction. These allocations reflect various preliminary estimates that are currently available and are subject to change upon the valuation being finalized within the measurement period. The final fair value of SRI’s identifiable intangible assets will be determined primarily using the income approach which requires an estimate or forecast of all the expected future cash flows, either through the use of the relief-from-royalty method or the multi-period excess earnings method. The Company will record amortization expense assuming a straight-line basis over the expected life of the finite lived intangible assets, which approximates expected future cash flows.

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

Corporate Matters

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO and Director. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties.

On September 18, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 50,000 shares as Series C Preferred Stock. Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance, into one share of fully paid and non-assessable share of common stock. Each share of Series C Preferred Stock shall entitle the holder thereof to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company. On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled.

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

Goodwill represents the amount by which the estimated consideration transferred exceeds the fair value of the assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 16, 2019.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2019, and 2018, and their accounts receivable balance as of September 30, 2019:

	Sales % Three Months Ended September 30, 2019	Sales % Three Months Ended September 30, 2018	Sales % Nine Months Ended September 30, 2019	Sales % Nine Months Ended September 30, 2018	Accounts receivable balance September 30, 2019
Customer A	100%	—	42.3%	—	$36,030
Customer B	—	89.1%	57.7%	59%	$3,228
Customer C	—	10.9%		41%	—

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

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Purchase concentration

The principal purchases by the Company is comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three and nine months ended September 30, 2019, and 2018:

	Purchase % Three Months Ended September 30, 2019	Purchase % Three Months Ended September 30, 2018	Purchase % Nine Months Ended September 30, 2019	Purchase % Nine Months Ended September 30, 2018
Supplier A	100%	—	100%	—
Supplier B	—	100%	—	60.4%
Supplier C				39.6%

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

Property and equipment

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	September 30, 2019	December 31, 2018
Spinal instruments	$379,270	$—
Office equipment	9,590	9.590
Less: Accumulated Depreciation	(11,110)	(2,391)
Property and Equipment, Net	$377,750	$7,199

Depreciation expense was $7,120 and $8,719 for the three and nine months ended September 30, 2019, and $573 and $1,008 for the three and nine months ended September 30, 2018, respectively.

Intangible Assets

Intangible assets primarily represent purchased patent and license rights. During the nine months ended September 30, 2019, the Company recorded $2,810,000 of patent rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the nine months ended September 30, 2019, the Company impaired $44,200 of tradenames as management has decided not to go forward with the use of the trade name Spinus. For the nine months ended September 30, 2019, and 2018, the Company recorded amortization expense of $52,538 and $6,618, respectively. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. During the nine months ended September 30, 2019, the Company recorded goodwill of $2,277,168 related to the SRI transaction. The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of goodwill during the nine months ended September 30, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of its’ customers. Revenues of SRI products were $36,030 for the three and nine months ended September 30, 2019. Revenues from Spinus of $49,123 for the nine months ended September 30, 2019, and $28,229 and $69,616 for the three and nine months ended September 30, 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2019 and 2018.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2019, the Company recorded $4,706 and $43,951, respectively, of advertising and marketing (including trade shows). For the three and nine months ended September 30, 2018, the Company recorded $7,466 and $42,811 of advertising and marketing expenses, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2019, the Company recorded $3,370 and $66,974 of research and development expenses. For the three and nine months ended September 30, 2018, the Company recorded $47,657 and $58,222 of research and development expenses, respectively.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted the standard on January 1, 2019, and the impact of the adoption of this standard was not material to our consolidated financial statements.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018, for each fair value hierarchy level:

September 30, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,050,469	$2,050,469

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,199,514	$1,199,514

See Note 5

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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained in Hong Kong dollars and the accounts of the U.S. companies are maintained in USD. The accounts of the Hong Kong subsidiary were translated into USD in accordance with Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and statement of comprehensive loss items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the foreign currency transactions are reflected in the statements of comprehensive loss.

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended September 30, 2019 and December 31, 2018, (Hong Kong dollar per one U.S. dollar):

	September 30, 2019	December 31, 2018
Balance sheet date	.1275	.1277
Average rate for statements of operations and comprehensive loss	.1276	.1276

Earnings (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares (which aggregated approximately 360,000,000 shares at September 30, 2019) since assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019, that are of significance or potential significance to the Company.

NOTE 3 – INTANGIBLE ASSETS

Patents as of September 30, 2019, and December 31, 2018, consist of the following:

	September 30, 2019	December 31, 2018
Patents and license rights	$3,060,000	$250,000
Accumulated amortization	(88,997)	(36,458)
Net carrying amount	$2,971,003	$213,542

Amortization expense for the three and nine months ended September 30, 2019, was $31,704 and $52,538, respectively.

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

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to the Note. Such discount was amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. On August 29, 2019, pursuant to a Debt Purchase Agreement, one investor sold the principal balance of $15,000, accrued and unpaid interest of $2,624 and a repayment balance of $5,250 to third party investor, for a total purchase price of $22,874 (see below). As of September 30, 2019, and December 31, 2018, the outstanding principal balance of the 2017 Notes was $150,000 and $165,000, respectively.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount, and on November 20, 2018, the parties agreed to restart the Repayment Amount at $1,000 per day. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the nine months ended September 30, 2019, principal payments of $50,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $359,500 interest expense of $150,730 and an initial derivative liability of $510,230. For the nine months ended September 30, 2019, amortization of the debt discounts of $53,896 was charged to interest expense. During the nine months ended September 30, 2019, the investor sold $30,000 of the note to another investor (see below). As of September 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $52,375 and $132,375, respectively, with a carrying value as of September 30, 2019, and December 31, 2018, of $52,375 and $78,479, net of unamortized discounts of $53,896 as of December 31, 2018. The Note is currently in default.

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

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until the Note is satisfied in full. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the nine months ended September 30, 2019, principal payments of $50,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. For the nine months September 30, 2019, amortization of the debt discounts of $222,397 was charged to interest expense. For the nine months ended September 30, 2019, the investor converted a total of $70,766 of the face value and $22,896 of accrued interest into 10,148,126 shares of common stock. As of September 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $140,484 and $261,250, respectively, with a carrying value as of September 30, 2019, and December 31, 2018, of $140,484 and $38,853, net of unamortized discounts of $222,397 as of December 31, 2018. The Note is currently in default.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $55,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on March 1, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the lowest trading price for the 20 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000 interest expense of $5,272 and an initial derivative liability of $55,272. For the nine months ended September 30, 2019, amortization of the debt discounts of $17,112 was charged to interest expense. For the nine months ended September 30, 2019, the investor converted a total of $33,619 of the face value into 1,780,300 shares of common stock. As of September 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $21,381 and $55,000, respectively with a carrying value as of September 30, 2019 and December 31, 2018, of $33,250 and $37,888, net of unamortized discounts of $17,112 as of December 31, 2018.

On October 19, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $78,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on October 22, 2018, when the Company received proceeds of $75,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $57,700. For the nine months ended September 30, 2019, the investor converted a total of $26,960 of the face value into 2,326,783 shares of common stock. For the nine months ended September 30, 2019, amortization of the debt discounts of $47,783 was charged to interest expense. On June 7, 2019, pursuant to a Note Assignment Agreement, the investor sold the remaining principal balance of $51,040, accrued and unpaid interest of $5,546 and a repayment balance of $20,414 to third party investor, for a total purchase price of $77,000. As of September 30, 2019, and December 31, 2018, the outstanding principal balance to the initial noteholder of the note was $-0- and $78,000, respectively with a carrying value as of December 31, 2018, of $30,217, net of unamortized discounts of $47,783.

On November 15, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures November 15, 2019. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. Pursuant to the Note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of the Note. Pursuant to the Security Agreement, all of the obligations under the Note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. The note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $363,806. For the nine months ended September 30, 2019, amortization of the debt discounts of $303,458 was charged to interest expense. For the nine months ended September 30, 2019, the investor converted a total of $4,759 of the face value and $33,091 of accrued interest into 4,167,000 shares of common stock. As of September 30, 2019, and December 31, 2018, the outstanding principal balance of the note was $ 495,241 and $500,000, respectively, with a carrying value as of September 30, 2019, and December 31, 2018, of $445,693 and $146,994, respectively, net of unamortized discounts of $49,548 and $353,006, respectively.

On December 5, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $63,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on December 10, 2018, when the Company received proceeds of $60,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $47,170. On June 5, 2019, pursuant to a Note Assignment Agreement, the investor sold the principal balance of $63,000, accrued and unpaid interest of $3,708 and a repayment balance of $26,683 to third party investor, for a total purchase price of $93,391 (see below). For the nine months ended September 30, 2019, amortization of the debt discounts of $46,330 was charged to interest expense. As of September 30, 2019, and December 31, 2018, the outstanding principal balance to the initial noteholder of the note was $-0- and $63,000, respectively, with a carrying value as of December 31, 2018, of $16,670, net of unamortized discounts of $46,330.

On January 7, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures January 7, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $111,500. For the nine months ended September 30, 2019, amortization of the debt discounts of $93,678 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $150,000 with a carrying value as of September 30, 2019, of $115,428, net of unamortized discounts of $34,572.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Master Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Master Note, which is included in the principal balance of the Note. On February 8, 2019, the Investor funded the first tranche under the Master Note, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Master Note and on the same date, the Company issued the Note to the Investor. The Note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Master Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Master Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Master Note. The embedded conversion feature included in the Master Note resulted in an initial debt discount and derivative liability of $38,502. For the nine months ended September 30, 2019, amortization of the debt discounts of $29,964 was charged to interest expense. For the nine months ended September 30, 2019, the investor converted a total of $25,920 of the face value and $1,500 of fees into 5,720,000 shares of common stock. As of September 30, 2019, the outstanding principal balance of the Master Note was $29,080 with a carrying value as of September 30, 2019, of $13,042, net of unamortized discounts of $16,038.

On February 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on February 22, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $44,331. For the nine months ended September 30, 2019, amortization of the debt discounts of $47,331 was charged to interest expense. For the nine months ended September 30, 2019, the investor converted a total of $53,000 of the face value and $3,180 of accrued interest into 9,179,824 shares of common stock. As of September 30, 2019, the outstanding principal balance of the note was $-0-.

On March 7, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $77,394. For the nine months ended September 30, 2019, amortization of the debt discounts of $47.617 was charged to interest expense. For the nine months ended September 30, 2019, the investor converted a total of $17,750 of the face value and $1,143 of accrued interest into 3,641,075 shares of common stock. As of September 30, 2019, the outstanding principal balance of the note was $67,250 with a carrying value as of September 30, 2019, of $30,373, net of unamortized discounts of $36,878.

On May 3, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $58,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on May 6, 2019, when the Company received proceeds of $55,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $46,492. For the nine months ended September 30, 2019, amortization of the debt discounts of $20,597 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $58,000 with a carrying value as of September 30, 2019, of $29,105, net of unamortized discounts of $28,895.

On May 7, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $52,500, including an original issue discount of $2,500. The note matures on February 7, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. The note was funded on May 8, 2019, when the Company received proceeds of $47,500, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $46,157. For the nine months ended September 30, 2019, amortization of the debt discounts of $27,046 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $52,500 with a carrying value as of September 30, 2019, of $28,389, net of unamortized discounts of $24,111.

The Company received the funding of the second tranche on May 10, 2019, in an amount of $23,500 (the “Second Tranche”) under the $165,000 Master Note issued by the Company on February 5, 2019, after disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The Company also issued a warrant (the “Warrant”) to purchase 18,333 shares of the Company’s common stock at an exercise price of $1.50 for a term of three (3) years to the Master Noteholder. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $18,262. For the nine months ended September 30, 2019, amortization of the debt discounts of $8,818 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the Second Tranche of the Master Note was $27,500 with a carrying value as of September 30, 2019, of $14,056, net of unamortized discounts of $13,444.

On May 29, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $80,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 29, 2019, when the Company received proceeds of $73,300 after OID of $2,800, and disbursements for the lender’s transaction costs, fees and expenses of $3,900, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $70,418. For the nine months ended September 30, 2019, amortization of the debt discounts of $25,780 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $80,000 with a carrying value as of September 30, 2019, of $28,662, net of unamortized discounts of $51,338.

On June 5, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on December 5, 2018 (see above). The Purchaser paid $93,391 to acquire the note. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $59,909. For the nine months ended September 30, 2019, amortization of the debt discounts of $49,924 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of assigned note was $93,391, with a carrying value as of September 30, 2019, of $83,406, net of unamortized discounts of $9,985.

On June 7, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on October 19, 2018 (see above). The Purchaser paid $77,000 to acquire the note. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $49,335. For the nine months ended September 30, 2019, amortization of the debt discounts of $46,457 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of assigned note was $77,000, with a carrying value as of September 30, 2019, of $74,122, net of unamortized discounts of $2,878.

On July 22, 2019, the Company issued a 10% convertible promissory note, (the “Note”) in the principal amount of $38,900, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on July 24, 2019, when the Company received proceeds of $30,000 after OID of $3,900, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $31.452. For the nine months ended September 30, 2019, amortization of the debt discounts of $7,628 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $38,900 with a carrying value as of September 30, 2019, of $6,176, net of unamortized discounts of $32,724.

On August 2, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $157,500, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on August 2, 2019, when the Company received proceeds of $150,000 after disbursements for the lender’s transaction costs, fees and expenses of $7,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note will be recorded as an initial debt discount and derivative liability upon the occurrence of the 180 days, when the Note becomes convertible. For the nine months ended September 30, 2019, amortization of the debt discounts of $1,229 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $157,500.

On August 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $55,125, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 58% multiplied by the average of the lowest two trading prices during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on August 21, 2019, when the Company received proceeds of $50,000 after OID of $2,625, and disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note will be recorded as an initial debt discount and derivative liability upon the occurrence of the 180 days, when the Note becomes convertible. For the nine months ended September 30, 2019, amortization of the debt discounts of $570 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $55,125.

On August 19, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures May 19, 2020. The Note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on August 22, 2019, when the Company received proceeds of $75,000 after OID of $7,250, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $54,802. For the nine months ended September 30, 2019, amortization of the debt discounts of $9,471 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $85,000 with a carrying value as of September 30, 2019, of $29,669, net of unamortized discounts of $55,331.

On August 23, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $37,800, including an original issue discount of $1,800. The note matures on May 23, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. The note was funded on August 26, 2019, when the Company received proceeds of $33,500, after disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $32,229. For the nine months ended September 30, 2019, amortization of the debt discounts of $5,081 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $37,800 with a carrying value as of September 30, 2019, of $6,352, net of unamortized discounts of $31,448.

On August 29, 2019, the Company issued a 10% convertible promissory note, (the “Note”) in the principal amount of $45,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on September 4, 2019, when the Company received proceeds of $40,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note will be recorded as an initial debt discount and derivative liability upon the occurrence of the 180 days, when the Note becomes convertible. For the nine months ended September 30, 2019, amortization of the debt discounts of $593 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of the note was $45,000.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on September 1, 2017 (see above). The Purchaser paid $22,874 to acquire the note. The Note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of 13,793. For the nine months ended September 30, 2019, amortization of the debt discounts of $13,793 was charged to interest expense. As of September 30, 2019, the outstanding principal balance of assigned note was $22,874.

A summary of the convertible note balance as of September 30, 2019, and December 31, 2018, including the related party note disclosed in Note 7, is as follows:

	September 30, 2019	December 31, 2018
Principal balance	$1,986,401	$1,254,625
Unamortized discount	(582,231)	(740,523)
Ending balance, net	$1,404,170	$514,102

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

The Company valued the derivative liabilities at September 30, 2019, and December 31, 2018, at $2,050,469 and $1,199,514, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2019, risk-free interest rates from 1.65% to 1.83% and volatility of 30% to 38%, and as of December 31, 2018; risk-free interest rates from 2.56% to 2.62% and volatility of 61% to 65%. The initial derivative liabilities for convertible notes issued during the nine months ended September 30, 2019, used the following assumptions; risk-free interest rates from 1.65% to 2.58% and volatility of 30% to 63%.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2019, and the year ended December 31, 2018, is as follows:

Balance- January 1, 2018	$-0-
Issued during period	2,060,656
Converted or paid	(894,929)
Change in fair value recognized in operations	33,787
Balance- December 31, 2018	1,199,514
Issued during the period	903,469
Converted or paid	(506,284)
Change in fair value recognized in operations	453,770
Balance September 30, 2019	$2,050,469

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

	September 30, 2019	December 31, 2018
Note payable, interest at 8%, matured September 6, 2018, in default	$330,033	$330,033
Note payable, interest at 6%, matures February 26, 2021	768,844	—
Bank line of credit, interest at 5.83%, matured November 13, 2019 (Company negotiating renewal)	460,079	—
Equity line of credit, interest at 5.5%, matures August 5, 2022	60,000	—
Notes payable, interest at 8%, matures January 5, 2020	45,000	—
Other, due on demand	—	2,805
Total notes payable	1,663,956	332,838
Less long-term portion	272,368	—
Current portion	$1,391,588	$332,838

NOTE 7 – RELATED PARTY TRANSACTIONS

Note payable

On October 25, 2017, the Company issued a $60,000 promissory note to the wife of an officer and director (at that date) of the Company in exchange for $50,000. The note originally matured November 25, 2017, and was extended until November 25, 2018. As of September 30, 2019, and December 31, 2018, the balance of the note is $60,000 and is in default.

Convertible note payable

On October 16, 2017, OZOP issued a $50,000 convertible promissory note to the wife of an officer and director (at that date) in exchange for $50,000. The note bears interest at ten percent (10%), matured on October 16, 2018. The initial conversion feature allowed the holder to convert the note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. As of September 30, 2019, and December 31, 2018, the balance of the note is $50,000 and is in default.

Management Fees and related party payables

For the three and nine months ended September 30, 2019, and 2018, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
CEO, parent	$45,000	$35,886	$178,000	$95,886
Former CEO, Subsidiary	—	30,000	—	90,015
Former CCO	—	30,000	—	90,000
Former COO	45,000	—	135,000	—
CFO	30,000	30,000	90,000	90,000
Total	$120,000	$125,886	$403,000	$365,901

As of September 30, 2019, and December 31, 2018, included in accounts payable and accrued expenses, related party is $526,927 and $552,806, respectively, for the following amounts owed the Company’s officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	September 30, 2019	December 31, 2018
CEO, parent	$5,886	$22,825
Former CEO, subsidiary	139,759	162,215
Former COO and CCO	187,785	236,905
Former COO	122,500	45,000
CFO	71,037	58,037
Non-officer affiliate	—	27,824
Total	$526,967	$552,806

Other

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties. On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock (see note 10) to the Company’s CEO and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Licenses

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

On August 23, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Spinal Resources, Inc. (“SRI”). Pursuant to the License Agreement, SRI granted to the Company an exclusive license, for products, as defined in the License Agreement, and utilized in spine and related surgical procedures. As consideration for the licensed rights under the License Agreement, the Company agreed to pay license fees equal to $1,500,000, over the eighteen- month term of the License Agreement. Additionally, the Company has agreed to issue 6,000,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the License Agreement. The Company also issued a Promissory Note (the “Note”) to SRI for $768,844 (subject to adjustments) for the purchase of the inventory of the Licensed Products (as defined in the License Agreement). The Note has a stated interest rate of six percent (6%) and payment terms of the Note are in eighteen equal installments, beginning on October 1, 2019. Either party may terminate the License Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation). During the nine months ended September 30, 2019, the Company paid $200,000 of the license fees. The balance of $1,300,000 is due as follows:

January 6, 2020	$200,000
April 1, 2020	$300,000
July 1, 2020	$300,000
October 1, 2020	$250,000
January 4, 2021	$250,000
Balance due	$1,300,000

Consulting Agreements

On August 31, 2018, we entered into an investor relations consulting agreement with Kingdom Building, Inc. (“Kingdom”) whereby Kingdom agreed to provide us with investor relations, public relations and financial media relations consulting services. The term of the agreement is for a period of 12 months. We may terminate the agreement after the initial six months on 60 days’ notice. We agreed to pay Kingdom $8,500 per month which amount is deferred until we complete a financing transaction with a minimum raise of $1,500,000 in gross proceeds. In addition, we issued Kingdom 650,000 shares of our unregistered common stock and reimburse them for certain out of pocket expenses.  The Company valued the common stock at $325,000, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term. For the nine months ended September 30, 2019, the Company amortized $216,667 as stock- based compensation expense.

On October 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to issue Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. The Company valued the initial 450,000 shares at $225,000, based on the market price of the common stock on the date of the agreement, to be amortized over the first three months of the contract. For the nine months ended September 30, 2019, the Company amortized $52,500 as stock-based compensation expense. For the nine months ended September 30, 2019, the Company recorded 1,350,000 shares of common stock to be issued, and valued the shares at $410,370, based on the market price of the common stock on the date of the shares being issued. For the nine months ended September 30, 2019, the company amortized $461,440 as stock-based compensation expense. As of September 30, 2019, there remains $1,430 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized in October, 2019.

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

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. During the nine months ended September 30, 2019, the Company paid Mr. Chaudhry $39,415, and the balance owed is $187,785.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the nine months ended September 30, 2019, the Company amortized $40,065 as stock-based compensation expense. As of September 30, 2019, there remains $37,065 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the remaining term of the agreement.

On May 20, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant. Under the terms of the one-year Agreement, the consultant will provide consulting services to the Company, including, but not limited to reviewing, analyzing and assessing the Company’s financial requirements and assisting the Company in financial arrangements. Pursuant to the Agreement, the Company issued 100,00 shares upon execution of the Agreement and has agreed to issue an additional 100,000 shares at the beginning of months four, seven and ten. As of September 30, 2019, the Company has issued 200,000 shares of common stock.

On September 2, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant to act as the Company’s Executive Vice President, Sales and Marketing (the “EVP”) through December 31, 2019, and to provide the Company with customary services of an EVP. The Company has agreed to compensate the consultant $10,000 per month. Either party may terminate the Agreement in its sole and absolute discretion. The parties have agreed that they will negotiate follow up agreement with terms and conditions to include salary, commission, bonuses and stock and or option grants or awards, to be consistent with industry standards for like size companies prior to the termination of the Agreement. For the three and nine months ended September 30, 2019, the Company has expensed $10,000, included in general and administrative, other.

On September 1, 2019, the Company entered into an Investor Relations Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in the conception and implementation of the Company’s corporate and business development plan. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250,000 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the nine months ended September 30, 2019, the Company amortized $7,812 as stock-based compensation expense. As of September 30, 2019, there remains $39,063 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the remaining term of the Agreement.

On September 1, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in its general strategy for corporate communications. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250,000 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the nine months ended September 30, 2019, the Company amortized $7,812 as stock-based compensation expense. As of September 30, 2019, there remains $39,063 of deferred stock compensation on the condensed consolidated balance sheet, to be amortized over the remaining term of the Agreement.

On September 25, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant. Under the terms of the one-year Agreement, the consultant will provide consulting services to the Company, including, but not limited to reviewing, analyzing and assessing the Company’s financial requirements and assisting the Company in financial arrangements. Pursuant to the Agreement, the Company issued 300,000 shares upon the execution of the Agreement and has agreed to issue an additional 300,000 shares at the beginning of months four, seven and ten. As of September 30, 2019, the Company has issued 300,000 shares of common stock.

NOTE 9 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended
	September 30,
	2019	2018
Pre-tax loss	$(4,437,326)	$(1,462,467)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(931,838)	(307,118)
Tax rate difference between U.S. and foreign operations	289	3,745
Permanent differences	678,682	137,918
Change of valuation allowance	252,867	165,455
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30, 2019	December 31, 2018
Net operating losses carried forward	$822,689	$569,822
Less: Valuation allowance	(822,689)	(569,822)
Net deferred tax assets	$—	$—

As of September 30, 2019, the Company has approximately $3,489,000 and $595,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2019, and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2019, and 2018, and no provision for interest and penalties is deemed necessary as of September 30, 2019, and 2018.

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

In connection with the Equity Agreement, on July 5, 2019, the Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). On October 1, 2019, the SEC issued a Notice of Effectiveness of the Company’s Registration Statement.

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “October PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000,000 units (a “Unit”), for a price of $0.50 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. During the nine months ended September 30, 2019, we sold 200,000 Units pursuant to the October PPM at $0.50 per Unit, issued 200,000 shares of our common stock and received proceeds of $100,000.

During the nine months ended September 30, 2019, holders of an aggregate of $262,773 in principal and $61,810 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 37,118,952 shares of our common stock at an average conversion price of $0.00874 per share.

On March 24, 2019, the Company recorded the issuance of 171,400 shares of common stock for consulting services. The shares were valued at $0.45 per share (the market price on the date of the agreement) and $77,130 was recorded as deferred stock-based compensation.

On April 29, 2019, the Company recorded the issuance of 100,000 shares of common stock for consulting services. The shares were valued at $0.275 per share (the market price on the date of the agreement) and $27,500 was recorded as stock-based compensation expense.

On May 20, 2019, the Company recorded the issuance of 100,000 shares of common stock for consulting services. The shares were valued at $0.12 per share (the market price on the date of the agreement) and $12,000 was recorded as stock-based compensation expense.

On August 23, 2019, the Company issued 1,000,000 shares pursuant to the Exclusive License Agreement (see note 1). The shares were valued at $0.049 per share (the market price on the date of the agreement) and $49,000 was recorded as part of the consideration of the acquisition of the license.

On September 1, 2019, the Company issued in the aggregate 2,500,000 shares of common stock for consulting services to third parties, each receiving 1,250,000 shares (see note 8). The shares were valued at $0.0375 per share (the market price on the date of the agreement) and $93,750 was recorded deferred stock-based compensation.

On September 3, 2019, the Company issued 200,000 shares of common stock for web-site development services. The shares were valued at $0.02 per share (the market price on the date of the agreement) and $4,000 was recorded as stock-based compensation expense.

On September 20, 2019, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $0.0142 per share (the market price on the date of the agreement) and $1,420 was recorded as stock-based compensation expense.

On September 25, 2019, the Company issued 300,000 shares of common stock for consulting services. The shares were valued at $0.009 per share (the market price on the date of the agreement) and $2,700 was recorded as stock-based compensation expense.

As of September 30, 2019, the Company has 990,000,000, which was increased from 290,000,000 shares on August 25, 2019, (increased to 2,490,000,000 on October 29, 2019) shares of $0.001 par value common stock authorized and there are 70,858,554 shares of common stock issued and outstanding.

Common stock to be issued

On October 19, 2018, the Company entered into a consulting agreement Draper (see note 8). Pursuant to the consulting agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the consulting agreement, the Company agreed to issue Draper a total of 1,800,000 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450,000 shares issued upon execution of the Consulting Agreement, and with 150,000 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. For the nine months ended September 30, 2019, the Company recorded 1,350,000 shares of common stock to be issued, and valued the shares at $410,370, based on the market price of the common stock on the date of the shares being earned. For the nine months ended September 30, 2019, the company amortized $461,440 as stock-based compensation expense. As of September 30, 2019, there are 1,350,000 shares of common stock to be issued.

Preferred stock

As of September 30, 2019, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

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

On September 18, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 50,000 shares as Series C Preferred Stock. Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance, into one share of fully paid and non-assessable share of common stock. Each share of Series C Preferred Stock shall entitle the holder thereof to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company.

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled. As of September 30, 2019, there are 50,000 shares of Series C Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

Stock subscription receivable

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

NOTE 11 – SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

For the three and nine months ended September 30, 2019, the Company operated only in the United States. For the three and nine months ended September 30, 2018, the Company operated in two geographic segments, the United States and Hong Kong. Set out below are the revenues, gross profits and total assets for each segment.

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenue:
United States	$28,240	$69,616
Hong Kong	$3,466	$48,320
	$31,706	$117,936
Gross Profit
United States	$28,240	$69,616
Hong Kong	$3,466	$10,952
	$31,706	$80,568

	September 30, 2019	December 31, 2018
Total Assets:
United States	$6,255,507	$658,350
Hong Kong	371	869
Total Assets	$6,255,878	$659,219

NOTE 12 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had a stockholders’ deficit of $4,158,395 and a working capital deficit of $6,357,824. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

On August 23, 2019, the Company entered into the License Agreement (see note 1) with SRI. Pursuant to the License Agreement, SRI granted to the Company an exclusive license, for products, as defined in the License Agreement, and utilized in spine and related surgical procedures. Under the License Agreement, SRI will continue to market the Swedge platform along with the existing portfolio to existing US and International customers. Ozop purchased all existing inventory of SRI instruments and implants and will utilize SRI as a distributor. The Company began recognizing revenues for the sales of SRI product in September 2019, and expects to achieve a $2M per year run rate of high margin sales within the first 90 days. To optimize sales potential under the License Agreement, the Company, on September 2, 2019, engaged an industry experienced consultant (see note 8), with distributor relationships, performing the services of EVP Sales and Marketing.

NOTE 13 – SUBSEQUENT EVENTS

From October 1, 2019, through the date of this report the Company has issued 38,772,449 shares of common stock upon the conversion of $134,822 of principal and $18,271 of accrued interest and fees of convertible notes.

On October 1, 2019, the Company issued to a third-party investor a convertible promissory note (the “Note”) with a face value of $68,000. The note matures on October 1, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 61% of the lowest closing bid price for the 20 days prior to conversion. The note was funded on October 2, 2019, when the Company received proceeds of $65,000, after disbursements for the lender’s transaction costs, fees and expenses.

On October 8, 2019, the Company issued to a third-party investor a convertible promissory note (the “Note”) with a face value of $66,000. The note matures on October 8, 2020, has a stated interest of 8% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 60% of the average of the two lowest closing bid prices for the 20 days prior to conversion. The note was funded on October 10, 2019, when the Company received proceeds of $60,000, after disbursements for the lender’s transaction costs, fees and expenses.

On October 24, 2019, the Company issued to a third-party investor a convertible promissory note (the “Note”) with a face value of $225,000. The note includes a $20,000 OID, matures on October 24, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, of the lesser of $0.05 or 58% of the average of the two lowest closing bid prices for the 20 days prior to conversion. The note was funded on October 31, 2019, when the Company received proceeds of $202,250, after disbursements for the lender’s transaction costs, fees and expenses.

On October 25, 2019, the Company issued to a third-party investor a convertible promissory note (the “Note”) with a face value of $248,400. The note includes a $32,400 OID, matures on October 25, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 58% of the lowest trading price for the 25 days prior to conversion. The note was funded on October 25, 2019, when the Company received proceeds of $200,000, after disbursements for the lender’s transaction costs, fees and expenses.

On October 25, 2019, the Company issued to a third-party investor a convertible promissory note (the “Note”) with a face value of $36,750. The note includes a $1,750 OID, matures on October 25, 2020, has a stated interest of 12% and is convertible into a variable number of the Company's common stock, based on a conversion ratio of 58% of the average of the two lowest closing bid prices for the 20 days prior to conversion. The note was funded on October 28, 2019, when the Company received proceeds of $33,000, after disbursements for the lender’s transaction costs, fees and expenses.

On October 29, 2019, the Company paid $82,822 in full settlement of the convertible promissory note issued on May 3, 2019 (see note 4).

On October 29, 2019, the Company amended its’ Articles of Incorporation to increase the authorized shares of capital stock to 2,500,000,000 shares, of which 2,490,000,000 have been designated as common stock, par value $0.001 and 10,000,000 shares have been designated as Preferred Stock, par value $0.001. The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

On November 1, 2019, the Company paid $77,837 in full settlement of the convertible promissory note dated May 7, 2019 (see note 4) and also paid $41,580 in full settlement of the second tranche (funded on May 10, 2019), of the Master Note dated February 5, 2019 (see note 4.)

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

On September 18, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 50,000 shares as Series C Preferred Stock. Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance, into one share of fully paid and non-assessable share of common stock. Each share of Series C Preferred Stock shall entitle the holder thereof to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company.

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled. As of September 30, 2019, there are 50,000 shares of Series C Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

On August 23, 2019, the Company entered into the License Agreement (see note 1) with SRI. Pursuant to the License Agreement, SRI granted to the Company an exclusive license, for products, as defined in the License Agreement, and utilized in spine and related surgical procedures. Under the License Agreement, SRI will continue to market the Swedge platform along with the existing portfolio to existing US and International customers. Ozop purchased all existing inventory of SRI instruments and implants and will utilize licensed SRI as a distributor. The Company began recognizing revenues for the sales of SRI product in September 2019, and expects to achieve a $2M per year run rate of high margin sales within the first 90 days. To optimize sales potential under the License Agreement, the Company, on September 2, 2019, the engaged an industry experienced consultant (see note 8), with distributor relationships, performing the services of EVP Sales and Marketing.

Results of Operations for the three and nine months ended September 30, 2019 and 2018:

Revenue

For the three and nine months ended September 30, 2019, the Company generated revenue of $36,030 and $85,153, respectively, compared to $31,706 and $117,936 for the three and nine months ended September 30, 2018, respectively. The revenues are from the sale of spine surgery products. Revenues of $36,030 for the three and nine months ended September 30, 2019, were pursuant to the Exclusive License Agreement with SRI. Revenues of $49,123 for the nine months ended September 30, 2019, and $28,229 and $69,616 for the three and nine months ended September 30, 2018, respectively, from Spinus were recognized as an agent and were recorded at net.

The decrease in revenues for the nine months is a result of Spinus deciding to not to continue to supply its’ spine surgery products to the surgeon who previously performed surgeries with Spinus product.

The Company anticipates an increase in revenues as sales of SRI product continues to grow based on the cases completed and planned for the quarter ended December 31, 2019 (“Q4”), and beyond. Additionally, the Company will be introducing a minimally invasive screw (“MIS”) as well as other products in Q4. The Company has commitments from new surgeons to use the MIS product.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2019, were $404,451 and $1,844,074, respectively, compared to $346,634 and $855,428 for the three and nine months ended September 30, 2018, respectively. The operating expenses were comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Management fees	$120,000	$125,886	$403,000	$365,901
Stock-based compensation	117,714	42,083	781,416	42,083
Professional and consulting fees	45,800	41,620	194,469	142,785
Research and development	3,370	47,657	66,974	58,222
Impairment of intangible asset	—	—	44,200	—
General and administrative	117,567	89,388	354,015	246,437
Total	$404,451	$346,634	$1,844,074	$855,428

Current period Management fees consist of monthly fees to our CEO, COO (resigned October 2019) and CFO of $15,000, $15,000 and $10,000, respectively. The 2018 period included monthly fees of $10,000 for the same positions as well as $10,000 per month to the former CEO of Ozop HK (resigned in March 2019).

Stock based compensation in the current periods is comprised of:

•	Amortization of $162,500 related to a one-year consulting agreement effective on August 31, 2018, pursuant to the issuance of 650,000 shares of common stock. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $54,167 and $216,667 in stock-based compensation for the three and nine months ended September 30, 2019, respectively.

•	On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800,000 shares. The Company valued the shares issued at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $52,500 in stock-based compensation for the nine months ended September 30, 2019.

•	For the nine months ended September 30, 2019, the Company recorded 1,350,000 shares of common stock to be issued pursuant to the one-year agreement above to issue 1,800,000 shares. The 1,350,000 shares were valued at $410,370, based on the market price of the common stock on their respective date of issuances, and the Company expensed $13,020 and $408,310 as stock-based compensation for the three and nine months ended September 30, 2019, respectively.

•	On March 24, 2019, the Company signed a one-year consulting agreement with Newbridge. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three and nine months ended September 30, 2019, the Company amortized $19,283 and $40,065 as stock-based compensation expense, respectively.

•	On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense for the nine months ended September 30, 2019.

•	On April 29, 2019, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $0.275 per share (the market price on the date of the agreement) and $27,500 was recorded as stock-based compensation expense for the nine months ended September 30, 2019.

•	On May 20, 2019, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $0.12 per share (the market price on the date of the agreement) and $7,500 and $12,000 was recorded as stock-based compensation expense for the three and nine months ended September 30, 2019, respectively.

•	On September 1, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the Agreement, the consultant received 1,250,000 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the three and nine months ended September 30, 2019, the Company amortized $7,812 as stock-based compensation expense.

•	On September 1, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the Agreement, the consultant received 1,250,000 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the three and nine months ended September 30, 2019, the Company amortized $7,812 as stock-based compensation expense.

•	On September 3, 2019, the Company issued 200,000 shares of common stock for web-site development services. The shares were valued at $0.02 per share (the market price on the date of the agreement) and $4,000 was recorded as stock-based compensation expense for the three and nine months ended September 30, 2019.

•	On September 20, 2019, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $0.0142 per share (the market price on the date of the agreement) and $1,420 was recorded as stock-based compensation expense for the three and nine months ended September 30, 2019.

•	On September 25, 2019, the Company issued 300,000 shares of common stock for consulting services. The shares were valued at $0.009 per share (the market price on the date of the agreement) and $2,700 was recorded as stock-based compensation expense for the three and nine months ended September 30, 2019.

Stock based compensation expense for the three and none months ended September 30, 2018 was comprised of:

•	On July 1, 2018, the Company recorded the issuance of 30,000 of common stock for legal services. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the April PPM and recorded $15,000 of stock- based compensation expense for the three and none months ended September 30, 2018.

•	On August 31, 2018, the company recorded the issuance of 650,000 shares of common stock pursuant to a one-year consulting agreement. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the April PPM. The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $27,083 in stock-based compensation for the three and nine months ended September 30, 2018.

Research and development costs of $3,370 and $66,974 for the three and nine months ended September 30, 2019, respectively, compared to $47,657 and $58,222 for the three and nine months ended September 30, 2018, were all costs related to development of new product. The Company anticipates incurring substantial research and development costs during the remainder of 2019 and beyond as it continues to develop, engineer and test prototypes of new products to be introduced to the market.

General and administrative expenses, other

Total general and administrative expenses, other, were $117,567 and $354,051 for the three and nine months ended September 30, 2019, respectively, compared to $89,388 and $246,437 for the three and nine months ended September 30, 2018, respectively, and were comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Travel expenses	$7,501	$21,666	$40,619	$75,212
Advertising and marketing	4,706	33,347	64,149	68,752
Meals and entertainment	1,337	9,521	7,478	26,891
Commissions	12,973	—	21,073	10,494
Investor relations	32,837	766	112,333	766
Depreciation and amortization	38,825	2,780	61,258	7,465
Other	19,388	21,308	47,105	56,857
Total	$117,567	$89,338	$354,015	$246,437

Other Income (Expenses)

Other expenses, net, for the three and nine months ended September 30, 2019, was $1,238,640 and $2,669,537, respectively, compared to other expenses, net of $280,992 and $687,607 for the three and nine months ended September 30, 2018, respectively, and were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest expense	$113,633	$225,287	$262,135	$713,969
Amortization of debt discount	364,435	160,745	1,155,636	634,427
Loss on change in fair value of derivatives	522,142	20,275	453,770	(235,194)
Loss on extinguishment of debt	238,430	(125,315)	797,996	(425,595)
Total other expense, net	$1,238,640	$280,992	$2,669,537	$687,607

Net loss

The net loss for the three and nine months ended September 30, 2019, was $1,615,929 and $4,437,326 respectively, compared to $595,920 and $1,462,467 for the three and nine months ended September 30, 2018, respectively. The increases are a result of the changes discussed above.

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

For the nine months ended September 30, 2019, we primarily funded our business operations with $890,450 of proceeds from the issuances of convertible note financings as well as $100,000 from the sale of 200,000 shares of common stock at $0.50 per share. Of the proceeds $200,000 was used for the first license payment due, $100,000 was used to make payments on convertible debt and for working capital. We may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of September 30, 2019, we had cash of $1,216 as compared to $50,903 at December 31, 2018. As of September 30, 2019, we had current liabilities of $6,792,830 (including $2,050,469 of non-cash derivative liabilities), compared to current assets of $435,006, which resulted in a working capital deficit of $6,357,824. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, license fees payable and notes payable.

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $748,035, compared to $473,916 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our net cash used in operating activities was primarily attributable to the net loss of $4,437,326, adjusted for the loss of $453,770 on the change in fair value of derivative liabilities, loss of $797,996 in extinguishment of debt, non-cash expenses of interest and amortization and depreciation of $1,325,003, stock-based compensation of $824,416 and an impairment charge of $44,200. Net changes of $243,906 in operating assets and liabilities reduced the cash used in operating activities.  For the nine months ended September 30, 2018, our net cash used in operating activities was primarily attributable to the net loss of $1,462,467, a gain of $235,194 on the change in fair value of derivative liabilities and a gain of $425,595 in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $1,230,182. Net changes of $367,575 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the nine months ended September 30, 2019, investing activities were comprised of $200,000 paid pursuant to the Exclusive License Agreement with Spinal Resources, Inc. For the nine months ended September 30, 2018, cash provided by investing activities of $3,239 was comprised of the cash acquired in the Spinus acquisition of $21,580, offset by the purchase of office equipment of $4,941 and payments of $13,400 for the maintenance and extension of patents.

Financing Activities

For the nine months ended September 30, 2019, the net cash provided by financing activities was $898,337, compared to $443,154 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received $890,450 of proceeds from the issuances of convertible note financings, as well as $100,000 from the sale of 200,000 shares of common stock at $0.50 per share and $15,000 received on the issuance of a note payable. The Company made payments on convertible debt and notes payable of $100,000 and $7,113, respectively. During the nine months ended September 30, 2018, we received $730,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($886,425) as well as $250,000 from the sale of 500,000 shares of common stock at $0.50 per share. Payments of $350,000 was used to redeem 2,000,000 shares of common stock from our former CEO and we also made payments on convertible debt of $116,800 and notes payable of $270,046.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on April 16, 2019.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. Revenues of SRI products were $36,030 for the three and nine months ended September 30, 2019. Revenues from Spinus of $49,123 for the nine months ended September 30, 2019, and $28,229 and $69,616 for the three and nine months ended September 30, 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2019 and 2018.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2019, the Company recorded $3,370 and $66,974 of research and development expenses. For the three and nine months ended September 30, 2018, the Company recorded $47,657 and $58,222 of research and development expenses, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of September 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On July 12, 2019, counsel representing two of the Company’s lenders holding approximately $100,000 in aggregate in principal of convertible notes, sent a demand letter to the Company noting the Company is in default for the Company’s failure to repay the notes at maturity including unpaid interest and an unpaid 35% premium to the principal amount of the notes. The Company retained counsel, which responded to the lender’s counsel. As of the date of the report, the parties have not been able to agree on settlement terms.

We know of no other material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation other than as disclosed above.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, holders of an aggregate of $154,305 in principal and $14,839 of accrued interest of convertible debt issued by OZOP converted their debt into 31,291,365 shares of our common stock at an average conversion price of $0.005 per share.

The issuances described above related to the conversion of debt were made in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act and 4(a)(1) of the Securities Act as the common stock was issued in exchange for debt of the Company held by each shareholder, there was no additional consideration for the exchange, there was no renumeration for the solicitation of the exchange, the shareholders were not affiliates, and they had held the underlying securities for the requisite holding period.

On August 23, 2019, the Company issued 1,000,000 shares pursuant to the Exclusive License Agreement (see note 1). The shares were valued at $0.049 per share (the market price on the date of the agreement) and $49,000 was recorded as part of the SRI transaction.

On September 1, 2019, the Company issued in the aggregate 2,500,000 shares of common stock for consulting services to third parties, each receiving 1,250,000 shares.

On September 3, 2019, the Company issued 200,000 shares of common stock for web-site development services.

On September 20, 2019, the Company issued 100,000 shares of common stock for consulting services.

On September 25, 2019, the Company issued 300,000 shares of common stock for consulting services.

The issuances described above related to the issuance of shares for services and pursuant to a consulting agreement, were issued in reliance on the exemption from registration period provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transactions did not involve a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6

Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9

Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 31, 2019).

10.1	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 11, 2019).

10.2	Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. dated January 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 11, 2019).

10.3	Warrant issued by Ozop Surgical Corp. to Auctus Fund, LLC dated January 7, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 11, 2019).

10.4	Securities Purchase Agreement entered into between Ozop Surgical Corp. and Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 11, 2019).

10.5	Convertible Promissory Note issued to Crown Bridge Partners, LLC by Ozop Surgical Corp. dated February 5, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 11, 2019).

10.6	Warrant issued by Ozop Surgical Corp. to Crown Bridge Partners, LLC dated February 5, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 11, 2019).

10.7	Amendment No. 1 to Convertible Promissory Note issued October 19, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 15, 2019).

10.8	Amendment No. 1 to Convertible Promissory Note issued on December 5, 2018, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 15, 2019).

10.9	Warrant issued by Ozop Surgical Corp. to Power Up Lending Group LTD. dated February 13, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 15, 2019).

10.10	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated February 21, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 27, 2019).

10.11	Convertible Promissory Note issued on February 21, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 27, 2019).

10.12+	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.13+	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.14	Securities Purchase Agreement between Ozop Surgical Corp. and GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2019).

10.15	Convertible Promissory Note issued by Ozop Surgical Corp. to GS Capital Partners, LLC dated March 7, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2019).

10.16	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

10.17	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated May 3, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2019).

10.18	Convertible Promissory Note issued on May 3, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 9, 2019).

10.19	Warrant issued May 7, 2019, by Ozop Surgical Corp. to Crown Bridge Partners, LLC. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 9, 2019).

10.20	Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Crossover Capital Fund I, LLC dated May 7,2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 9, 2019).

10.21	Convertible Promissory Note issued on May 7, 2019, by Ozop Surgical Corp. to Crossover Capital Fund I, LLC. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 9, 2019).

10.22	Securities Purchase Agreement by and between the registrant and GS Capital Partners, LLC dated as of May 29, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2019).

10.23	Convertible Redeemable Promissory Note issued on May 29, 2019 by the registrant in favor of GS Capital Partners, LLC. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 31, 2019).

10.24	Equity Financing Agreement by and between Ozop Surgical Corp. and GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 9, 2019).

10.25	Registration Rights Agreement by and between Ozop Surgical Corp. and GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 9, 2019).

10.26	$30,000 Promissory Note issued to GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 9, 2019).

10.27	$15,000 Promissory Note issued to GHS Investments, LLC, dated July 5, 2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on July 9, 2019).

10.28

Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated August 19, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 23, 2019).

10.29

Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. dated August 19, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 23, 2019).

10.30	Warrant issued by Ozop Surgical Corp. to Auctus Fund, LLC dated August 19, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on August 23, 2019).

10.31

Securities Purchase Agreement entered into between Ozop Surgical Corp. and GW Holdings Group, LLC dated August 21, 2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on August 23, 2019).

32

10.32

Convertible Promissory Note issued to GW Holdings, Group, LLC by Ozop Surgical Corp. dated August 21, 2019. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on August 23, 2019).

10.33

Back End Convertible Promissory Note issued to GW Holdings, Group, LLC by Ozop Surgical Corp. dated August 21, 2019 (Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on August 23, 2019).

10.34

Collateralized Secured Promissory Note issued to Ozop Surgical Corp. by GW Holdings, Group, LLC dated August 21, 2019. (Incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on August 23, 2019).

10.35

Securities Purchase Agreement entered into between Ozop Surgical Corp. and Crossover Capital Fund 1 LLC dated August 23, 2019. (Incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on August 23, 2019).

10.36

Convertible Promissory Note issued to Crossover Capital Fund 1 LLC by Ozop Surgical Corp. dated August 23, 2019. (Incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on August 23, 2019).

10.37	Exclusive License Agreement by and between Ozop Surgical Corp. and Spinal Resources, Inc. dated August 23, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 26, 2019).

10.38

Option Agreement by and between Ozop Surgical Corp. and Spinal Resources, Inc, dated August 23, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 26, 2019).

10.39

Securities Purchase Agreement entered into between Ozop Surgical Corp. and Adar Alef, LLC dated August 29, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 17, 2019).

10.40

Convertible Promissory Note issued to Adar Alef, LLC by Ozop Surgical Corp. dated August 29, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 17, 2019).

10.41

Debt Purchase Agreement entered into between Ozop Surgical Corp, Adar Alef, LLC and GoldeLife Investments, LLC. dated August 29, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on September 17, 2019).

10.42

Securities Purchase Agreement entered into between Ozop Surgical Corp. Adar Alef LLC. and Rajshekar R. Kondapally dated August 29, 2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on September 17, 2019).

10.43

Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Power Up Lending Group LTD. dated October 1, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2019).

10.44

Convertible Promissory Note issued on October 1, 2019, by Ozop Surgical Corp. to Power Up Lending Group LTD. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 7, 2019).

10.45

Securities Purchase Agreement, entered into between Ozop Surgical Corp. and Platinum Point Capital, LLC. dated October 8, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 15, 2019).

10.46

Convertible Promissory Note issued on October 8, 2019, by Ozop Surgical Corp. to Platinum Point Capital, LLC. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 15, 2019).

10.47

Securities Purchase Agreement entered into between Ozop Surgical Corp. and Auctus Fund, LLC dated October 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 31, 2019).

10.48

Convertible Promissory Note issued to Auctus Fund, LLC by Ozop Surgical Corp. dated October 24, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 31, 2019).

10.49	Warrant issued by Ozop Surgical Corp. to Auctus Fund, LLC dated October 24, 2019. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 31, 2019).

10.50

Securities Purchase Agreement entered into between Ozop Surgical Corp. and Carebourn Capital, L.P. dated October 24, 2019. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on October 31, 2019).

10.51	Convertible Promissory Note entered into between Ozop Surgical Corp and Carebourn Capital, L.P. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on October 31, 2019).

10.52	Agreement between Ozop Surgical Corp. and Thomas McLeer dated October 23, 2019. (Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on October 31, 2019).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

 + Management contract or compensatory plan or arrangement.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2019

OZOP SURGICAL CORP.

By: /s/ Michael Chermak

Michael Chermak

Chief Executive Officer (principal executive officer)

By: /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

