Form 10-K
period 2019-12-31
OZOP SURGICAL CORP.
filed 2020-05-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

31 Sandfort Lane Warwick, NY 10990 (845) 544-5112
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) $1,047,888.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of May 11, 2020, is 257,026,917 shares.

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

Acquisition

On August 23, 2019, the Company entered into an Exclusive License Agreement (the “Agreement”) with Spinal Resources, Inc. (“SRI”). Pursuant to the Agreement, SRI granted to the Company an exclusive license, for products, as defined in the Agreement, and utilized in spine and related surgical procedures. In accordance with ASC 805, the Company has determined to account for the Agreement as a business combination. As consideration for the Agreement, the Company agreed to pay license fees equal to $1,500,000, over the eighteen- month term of the Agreement. The Company recorded the liability at its present value of $1,234,089. Additionally, the Company has agreed to issue 6,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the Agreement, of which 1,000 shares were issued on August 23, 2019. The Company valued the shares issued at $49,000 (based on the market price of the common stock) and included the $49,000 as part of the consideration of the transaction. The remaining 5,000 shares to be issued has been recorded as a $245,000 liability to be paid in common stock and was included in the total consideration issued in the transaction. The Company also issued a Promissory Note (the “Note”) to SRI for $768,844 (subject to adjustments) for the purchase of the inventory of the Products (as defined in the Agreement). The Note has a stated interest rate of six percent (6%) and payment terms of the Note are in eighteen equal installments, beginning on October 1, 2019. Either party may terminate the Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation). SRI also granted the Company an option to purchase the Company on or before the termination date of the license for a minimum of $5,500,000 which can increase based on the revenue rate at the time the option is exercised. If the Company does not elect to exercise their option to purchase SRI, SRI can “put” the Acquisition to the Company. Any payments made for the license, the Note and other liabilities assumed by the Company can be net against the option to buy price. The Company calculated the net minimum purchase price to be $3,093,604 and recorded the liability at its present value of $2,834,692. The difference of $258,912 will be charged to interest expense over the option period.

The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction:

Purchase Price Allocation
Fair value of consideration issued	$5,336,125
Liabilities assumed	524,387
Total purchase price	$5,856,012
Assets acquired	$768,844
Intellectual Property/Technology	2,810,000
Goodwill	2.277,168
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

Goodwill represents the amount by which the estimated consideration transferred exceeds the fair value of the assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment. During the year ended December 31, 2019. the Company recorded an impairment of $274,854, for the termination of the SRI Agreement pursuant to an email received from SRI on January 16, 2020, that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not make the required January 6, 2020 license payment nor cure the default. The impairment charge was calculated as the difference of the carrying values of the assets acquired compared to the consideration and liabilities assumed in the transaction as follows:

Assets
Inventory	$378,061
Instruments, net	353,985
Patent rights, net	2,724,848
Goodwill	2,277,168
Total assets as of December 31, 2019	$5,734,062

Consideration issued and liabilities assumed
Common Stock payable	$245,000
License fee payable	1,234,089
Equity Line payable	45,359
Iberia Note	447,153
Inventory and Instrument note	595,379
Option to buy	2,892,228
Total consideration and liabilities assumed balances	$5,459,208
Impairment recorded December 31, 2019	$274,854

Reverse Merger

On April 13, 2018, we entered into and completed a share exchange agreement (the “Share Exchange Agreement”) with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Currently, our executive officers and directors, as a group, own 6,374,223 of our shares representing 21.81 % of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry (who resigned March 4, 2019) and Eric Siu (who resigned March 5, 2019) were named as directors of the Company.

Corporate Matters

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO (resigned February 28, 2020) and Director. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO (resigned February 28, 2020) and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled.

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

On December 26, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s common stock. The reverse stock split became effective on February 10, 2020. The par values and the authorized shares of the Company’s common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock, stock options and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On December 30, 2019, the Company amended its’ Articles of Incorporation to increase the authorized shares of capital stock to 5,000,000,000 shares, of which 4,990,000,000 have been designated as common stock, par value $0.001 and 10,000,000 shares have been designated as Preferred Stock, par value $0.001. The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

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

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Pursuant to the terms of the LOI, the Company will acquire 100% of the issued and outstanding shares of PCTI (the “PCTI Shares”) from Chis (the “Acquisition”). PCTI operates in the very high power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations. The Company believes the Acquisition will close by June 30, 2020, and is in the best interests of the Company and its’ shareholders. In conjunction with the LOI, Michael Chermak and Barry Hollander resigned as Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), respectively, and Brian Conway was named CEO and Interim CFO. Mr. Chermak remains as the sole Director of the Company.

Overview

Our Principal Products and Services

We are engaged in the business of inventing, designing, developing, manufacturing and distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

Our principal products and services include a full line of implants which can be used in +80% of all surgical spine cases, including:

●	Anterior cervical spine cases (ACP, CIB).
●	Posterior lumbar Interbody Fusion (PLIF).
●	Transforaminal Interbody Fusion (TLIF).
●	Anterior Lumbar Interbody Fusion (ALIF).
●	Lateral Lumbar Interbody Fusion (LLIF).
●	Lateral Buttress Plate.
●	Open and MIS Pedicle Screws.

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

We have significant concentration in and dependence on a small number of customers. In 2019, two (2) customers represented one hundred percent (100%) of our consolidated net revenues. If we lose either customer relationship, without replacing them, it could adversely impact our business, future operating results, and financial condition.

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

Competition

The global spinal surgery market is characterized by strong competition. The worldwide spinal implant market currently includes over 220 manufacturers, but not all active competitors offer interbody spinal fusion devices in the United States. According to the 2018 Orthoworld, Inc., Orthopedic Industry Annual Report, the top ten companies account for approximately 80% of the overall market. The FDA’s reclassification of spinal fusion devices from Class III to Class II in 2007 has attracted, and will continue to attract, new entrants in the market. The Company has recently seen a series of product launches and an increased focus on research and development activities, and it anticipates that intense competition between the new entrants and existing companies may lead to pricing pressure on all companies in the future.

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

Intellectual Property

We own and license intellectual property (“IP”). On February 1, 2018, Spinus entered into an Intellectual Property Licensing Agreement (the “Licensing Agreement”). Pursuant to the Spinus acquisition, the Company assumed the obligations under the Licensing Agreement and pledged the assets of Spinus as security. In consideration of $250,000 Spinus has the exclusive rights to certain patents and the non-exclusive rights to other patents. The patents surround mechanical or inflatable expandable interbody implant products. The $250,000 was due the earlier of (i) February 16, 2019 or (ii) 15 days subsequent to the Company completing a minimum of a $3,000,000 equity raise. The Company paid the $250,000 on November 20, 2018. The Company also will pay a royalty of 7% of net sales on any product sold utilizing any of the patents. There have not been any sales of the licensed products and accordingly, no royalties have been incurred.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties. Our corporate office utilizes the office of our CEO in Warwick, New York at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS.

On July 12, 2019, counsel representing two of the Company’s lenders holding approximately $100,000 in aggregate in principal of convertible notes, sent a demand letter to the Company noting the Company is in default for the Company’s failure to repay the notes at maturity including unpaid interest and an unpaid 35% premium to the principal amount of the notes. The Company retained counsel, which responded to the lender’s counsel. As of the date of the report, a third party has purchased the convertible notes from the initial lenders.

Other than the above, we know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on May 11, 2020 was $0.0121

Holders

As of December 31, 2019, the Company had 219,035 shares of our common stock issued and outstanding held by 51 holders of record.

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

Securities authorized for issuance under equity compensation plans

None

RECENT SALES OF UNREGISTERED SECURITIES

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

The independent auditors’ reports on our financial statements for the years ended December 31, 2019 and 2018 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 12 to the consolidated financial statements filed herein.

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

On April 13, 2018, we entered into and completed a share exchange agreement (the “Share Exchange Agreement”) with OZOP Surgical, Inc. (“OZOP”), the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,797,500 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the SEC. The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

In connection with the acquisition of OZOP, we purchased and redeemed 2,000,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry and Eric Siu were named as directors of the Company. On March 3, 2019, Mr. Thomas McLeer was named a director. Mr. Chaudhry resigned from our board of directors on March 4, 2019, and Mr. Siu resigned from the board on March 5, 2019.

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO (resigned February 28, 2020) and Director. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO (resigned February 28, 2020) and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled.

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

On December 26, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s common stock. The reverse stock split became effective on February 10, 2020. The par values and the authorized shares of the Company’s common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock, stock options and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On December 30, 2019, the Company amended its’ Articles of Incorporation to increase the authorized shares of capital stock to 5,000,000,000 shares, of which 4,990,000,000 have been designated as common stock, par value $0.001 and 10,000,000 shares have been designated as Preferred Stock, par value $0.001. The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

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

On August 23, 2019, the Company entered into the Agreement (see Note 1) with SRI. Pursuant to the Agreement, SRI granted to the Company an exclusive license, for products, as defined in the Agreement, and utilized in spine and related surgical procedures. Under the Agreement, SRI continued to market the Swedge platform along with the existing portfolio to existing US and International customers. Ozop purchased all existing inventory of SRI instruments and implants and utilized SRI as a distributor. The Company began recognizing revenues for the sales of SRI product in September 2019. To optimize sales potential under the Agreement, the Company, on September 2, 2019, engaged an industry experienced consultant, with distributor relationships, performing the services of EVP Sales and Marketing. On January 16, 2020, the Company received via email from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not cure a payment default within the cure period.

Results of Operations for the years ended December 31, 2019 and 2018:

Revenue

For the year ended December 31, 2019, the Company generated revenue of $316,865, compared to $157,458 for the year ended December 31, 2018. The revenues are from the sale of spine surgery products and endoscopes. Revenues of $267,742 for the year ended December 31, 2019, were pursuant to the Agreement with SRI, while revenues of $49,123 and $107,851 for the years ended December 31, 2019, and 2018, respectively, where from Spinus, were recognized as an agent and were recorded at net. Additionally, revenues from 2018 of $49,607 were derived from Ozop HK.

Operating expenses

Total operating expenses for the years ended December 31, 2019, and 2018, were $2,667,282 and $1,561,539, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2019	2018
Management fees	$478,000	$553,401
Stock-based compensation	849,004	334,333
Professional and consulting fees	219,795	235,279
Research and development	75,434	88,572
Bad debt expense	92,767	-
Impairment	364,374	-
General and administrative. other	633,228	349,954
Total	$2,712,602	$1,561,539

Current period Management fees consist of monthly fees to our CEO (resigned February 28, 2020), COO (resigned October 2019) and CFO (resigned February 28,2020) of $15,000, $15,000 and $10,000, respectively. The 2018 period included monthly fees of $10,000 for the same positions as well as $10,000 per month to the former CEO of Ozop HK (resigned in March 2019). Effective February 28, 2020, the Company entered into an employment agreement with Brian Conway as CEO. Mr. Conway’s compensation is $120,000 annually.

Stock based compensation for the year ended December 31, 2019, is comprised of:

●	Amortization of $216,667 related to a one-year consulting agreement effective on August 31, 2018, pursuant to the issuance of 650 shares of common stock. The Company valued the shares at $500 per share (the price the Company was selling shares of common stock on the date of the agreement).

●	On October 19, 2018, the company recorded the issuance of 450 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800 shares. The Company valued the shares issued at $500 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $52,500 in stock-based compensation for the year ended December 31, 2019.

●	For the year ended December 31, 2019, the Company recorded 1,350 shares of common stock to be issued pursuant to the one-year agreement above to issue 1,800 shares. The 1,350 shares were valued at $410,370, based on the market price of the common stock on their respective date of issuances, and the Company expensed $410,370 as stock-based compensation for the year ended December 31, 2019.

●	On March 24, 2019, the Company signed a one-year consulting agreement with Newbridge. As compensation for its services under the Agreement, Newbridge and its assignees received 172 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the year ended December 31, 2019, the Company amortized $59,347 as stock-based compensation expense, respectively.

●	On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO (resigned February 28, 2020). The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense for the year ended December 31, 2019.

●	On June 14, 2019, the Company issued 100 shares of common stock for consulting services. The shares were valued at $275 per share (the market price on the date of the agreement) and $27,500 was recorded as stock-based compensation expense for the year ended December 31, 2019.

●	On June 27, 2019, the Company issued 100 shares of common stock for consulting services. The shares were valued at $120 per share (the market price on the date of the agreement) and $12,000 was recorded as stock-based compensation expense for the year ended December 31, 2019, respectively.

●	On September 3, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the year ended December 31, 2019, the Company amortized $31,250 as stock-based compensation expense.

●	On September 3, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the year ended December 31, 2019, the Company amortized $31,250 as stock-based compensation expense.

●	On September 3, 2019, the Company issued 200 shares of common stock for web-site development services. The shares were valued at $20 per share (the market price on the date of the agreement) and $4,000 was recorded as stock-based compensation expense for the year ended December 31, 2019.

●	On September 20, 2019, the Company issued 100 shares of common stock for consulting services. The shares were valued at $14.2 per share (the market price on the date of the agreement) and $1,420 was recorded as stock-based compensation expense for the year ended December 31, 2019.

●	On September 25, 2019, the Company issued 300 shares of common stock for consulting services. The shares were valued at $9 per share (the market price on the date of the agreement) and $2,700 was recorded as stock-based compensation expense for the year ended December 31, 2019.

Stock based compensation expense for the year ended December 31, 2018 was comprised of:

●	On July 1, 2018, the Company recorded the issuance of 30 of common stock for legal services. The Company valued the shares at $500 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the April PPM and recorded $15,000 of stock- based compensation expense for the year ended December 31, 2018.

●	On August 31, 2018, the company recorded the issuance of 650 shares of common stock pursuant to a one-year consulting agreement. The Company valued the shares at $500 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the April PPM. The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $108,333 in stock-based compensation for the year ended December 31, 2018.

●	On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800,000 shares. The Company valued the shares issued at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the October PPM. The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $172,500 in stock-based compensation for the year ended December 31, 2018.

●	On October 24, 2018, the company recorded the issuance of 20,000 shares of common stock pursuant to a consulting agreement. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the October PPM and recorded $10,000 of stock- based compensation expense.

●	On November 21, 2018, the company recorded the issuance of 57,000 shares of common stock for services provided to the Company. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement), pursuant to the October PPM and recorded $28,500 of stock- based compensation expense.

Research and development costs were $75,434 and $88,572 for the years ended December 31, 2019, and 2018, respectively, were all costs related to development of new product.

Impairment expenses for the year ended December 31, 2019, consisted of:

●	the Company impaired $44,200 of tradenames as management has decided not to go forward with the use of the trade name Spinus.

●	the Company recorded an impairment of $274,854, for the termination of the SRI Agreement.

●	the Company recorded a charge of $45,320 to inventory.

General and administrative expenses, other

Total general and administrative expenses, other, were $633,228 and $349,954 for the years ended December 31, 2019, and 2018, respectively, and were comprised of:

	Year ended December 31,
	2019	2018
Travel expenses	$57,976	$107,553
Advertising and marketing	44,019	43,527
Meals and entertainment	12,836	638
Commissions	128,195	12,332
Investor relations	104,919	18,709
Depreciation and amortization	155,302	38,229
Other	129,981	128,966
Total	$633,228	$349,954

Other Income (Expenses)

Other expenses, net, for the years ended December 31, 2019, and 2018, was $3,687,910 and $1,046,933, respectively, and were as follows.

	Year ended December 31,
	2019	2018
Interest expense	$594,701	$442,845
Amortization of debt discount	1,578,419	1,232,154
Loss on change in fair value of derivatives	653,551	33,787
Loss (gain) on extinguishment of debt	861,249	(661,853)
Total other expense, net	$3,687,910	$1,046,933

Net loss

The net loss for the year ended December 31, 2019, was $6,140,158, compared to $2,490,705 for the year ended December 31, 2018. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $1,000,000 of working capital to complete substantially all of its desired business activity for the next twelve months, including bringing new products to market. The Company has achieved only limited revenues from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the year ended December 31, 2019, we primarily funded our business operations with $1,497,700 of proceeds from the issuances of convertible note financings as well as $100,000 from the sale of 200 shares of common stock at $500 per share. Of the proceeds $200,000 was used for the first license payment due, $410,825 was used to make principal and interest payments on convertible debt and for working capital. We may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of December 31, 2019, we had cash of $10,877 as compared to $50,903 at December 31, 2018. As of December 31, 2019, we had current liabilities of $7,872,764 (including $2,462,940 of non-cash derivative liabilities), compared to current assets of $397,343, which resulted in a working capital deficit of $7,475,421. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, license fees payable and notes payable.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On January 16, 2020, the Company received via email from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not cure a payment default within the cure period. As of December 31, 2019, the Company had a stockholders’ deficit of $5,167,116 and a working capital deficit of $7,475,421. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was $1,040,889, compared to $835,378 for the year ended December 31, 2018. For the year ended December 31, 2019, our net cash used in operating activities was primarily attributable to the net loss of $6,140,158, adjusted for the loss of $653,551 on the change in fair value of derivative liabilities, loss of $861,238 in extinguishment of debt, non-cash expenses of interest and amortization and depreciation of $2,018,556, stock-based compensation of $892,004 and impairment charges of $364,374. Net changes of $216,779 in operating assets and liabilities reduced the cash used in operating activities. For the year ended December 31, 2018, our net cash used in operating activities was primarily attributable to the net loss of $2,490,705 and a gain of $661,853 in extinguishment of debt, adjusted by the non-cash expenses of interest and amortization and depreciation of $1,582,786, stock based compensation of $333,334 and loss on the change in fair value of derivatives of $33,787. Net changes of $366,274 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the year ended December 31, 2019, investing activities were comprised of $200,000 paid pursuant to the Agreement with SRI. For the year ended December 31, 2018, cash used investing activities of $236,066 was comprised of the cash acquired in the Spinus acquisition of $21,580, offset by the purchase of office equipment of $7,646 and payment of $250,000 under the Spinus license agreement.

Financing Activities

For the year ended December 31, 2019, the net cash provided by financing activities was $1,201,875, compared to $1,011,188 for the year ended December 31, 2018. During the year ended December 31, 2019, we received $1,497,700 of proceeds from the issuances of convertible note financings, as well as $100,000 from the sale of 200 shares of common stock at $500 per share and $15,000 received on the issuance of a note payable. The Company made payments on convertible debt and notes payable of $410,825. During the year ended December 31, 2018, we received $1,333,000 of proceeds from the issuance of a note payable ($230,000) and convertible note financings ($1,527,425) as well as $300,000 from the sale of 600 shares of common stock at $500 per share. Payments of $350,000 was used to redeem 2,000 shares of common stock from our former CEO and we also made payments on convertible debt of $201,800 and notes payable of $270,012.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements:

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the consolidated accounts of the Company and Ozop and its’ wholly owned subsidiaries; Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2019 and 2018.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2019, and 2018, the Company recorded $75,434 and $88,572 of research and development expenses, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2019, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2019, as described below.

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

Name	Age	Position	Beginning
Michael Chermak	61	Chief Executive Officer (resigned February 28, 2020) and Director	April 13, 2018
Barry Hollander	63	Chief Financial Officer (resigned February 28, 2020)	April 13, 2018
Brian Conway	49	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

Michael Chermak, 61, has been a director and Chief Executive Officer of the Company since September 2016. From 2012 to the present Mr. Chermak has served as the Managing Director of Makena Investment Advisers, LLC. From June 2011 to the present he has served as president of MD Capital Advisors, Inc., a business advisory firm. Previously, he was the founder and CEO of Healthdemographics, Inc., a company in the healthcare predictive data and decision support business. He sold the company in 1997 to Medirisk. In 1998, he was the co-founder and Chairman of Medibuy.com, an Internet healthcare supply vendor. From 2005 to 2008, he was the Chairman and Chief Executive Officer of Bridgetech Holdings International (OTC: BGTH) which focused on introducing western medicine into China. He has served on the Board of Directors and as an Audit Committee member of Beijing Origin Seed (NASDAQ: SEED) from 2005 to 2006. Mr. Chermak graduated from the University of New Mexico, Anderson School of Management. Mr. Chermak resigned as the Company’s CEO on February 28, 2020.

Barry Hollander, 63, served as the Company’s Chief Financial Officer from April 13, 2018 to February 28, 2020. Mr. Hollander has nearly 40 years of business experience including 25 years as Chief Financial Officer of private and public companies. Since May 2017, Mr. Hollander has been the Chief Executive Officer and Chief Financial Officer of Blockchain Solutions, Inc. (“BLCS” and f/k/a Cabinet Grow, Inc.), a publicly traded company. From May 2014 to November 2015 Mr. Hollander served as the CFO of BLCS and from January 2016 to May 2016 was the CEO and CFO of BLCS. From May 2011 to September 2015, Mr. Hollander was the Chief Financial Officer of Agritek Holdings, Inc. (“Agritek”), a publicly traded company, formerly known as MediSwipe, Inc. Agritek provides real estate management and health and wellness product lines for the medicinal marijuana industry. In 2010, Mr. Hollander founded Venture Equity, LLC, a Florida limited liability corporation that offers financial and business consulting services. Mr. Hollander began his career in 1981 in the accounting department of Macgregor Sporting Goods, and became part of the executive management team. Over his career, Mr. Hollander contributed to acquisitions, mergers assisting company’s preparing to go public and public reporting responsibilities, thereafter. Mr. Hollander has a BS degree in Accounting from Fairleigh Dickinson University. Mr. Hollander resigned as the Company’s CFO on February 28, 2020.

Brian P. Conway, the Chief Executive Officer and Interim Chief Financial Officer brings 20 years of proven success in marketing and business development for both private and publicly traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street first as a co-founder of Waypoint Capital Partners. During this time, he has overseen national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation’s top public relations firms. From October 1, 2014, through August 31, 2019, Mr. Conway was the CEO, CFO and Director of Ngen Technologies, Inc. (f/k/a/ Liberated Solutions, Inc.). His relationships and experience with investment bankers, non-dilutive financing, and public relations should be instrumental in moving the Company forward in the upcoming months.

Family Relationships

None

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

Under the Code of Ethics, all members of the senior financial management shall:

●	Act honestly and ethically in the performance of their duties at our company,
●	Avoid actual or apparent conflicts of interest between personal and professional relationships,
●	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
●	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
●	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
●	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
●	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
●	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
●	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
●	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2019.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2019 and 2018:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year 2019 and 2018;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2019 and 2018 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019. Compensation information is shown for the fiscal years ended December 31, 2019, and 2018:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Denis Razvodovskij(1)	2019	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—
Michael Chermak(2)	2019	$180,000	$—	$—	$—	$—	$180,000
	2018	$140,885	$—	$—	$—	$—	$140,885
Salman J. Chaudhry(3)	2019	$—	$—	$—	$—	$—	$—
	2018	$120,000	$—	$—	$—	$—	$120,000
Barry Hollander(4)	2019	$120,000	$—	$—	$—	$—	$120,000
	2018	$120,000	$—	$—	$—	$—	$120,000
Eric Siu (5)	2019	$—	$—	$—	$—	$—	$—
	2018	$120,000	$—	$—	$—	$—	$120,000

(1) Effective April 13, 2018, Mr. Razvodovskij resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and then sole director.

(2) On April 13, 2018, Mr. Chermak was appointed as the Company’s Chief Executive Officer and member of the Board. Mr. Chermak resigned his Chief Executive Officer role on February 28, 2020, and from his position as a member of the Company’s board on April 28 2020.

(3) On October 1, 2018, Salman J. Chaudhry resigned from his position as Chief Operating Officer and further resigned from his position as a member of the Company’s Board and from all positions with the Company on March 4, 2019.

(4) On April 13, 2018, Mr. Hollander was appointed as the Company’s Chief Financial Officer. Mr. Hollander resigned February 28, 2020.

(5) On March 4, 2019, Eric Siu resigned from his position as a member of the Company’s Board.

2019 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2019, or December 31, 2018.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2019, and 2018.

EXECUTIVE EMPLOYMENT AGREEMENTS

On October 1, 2018, the Company entered into a Consulting Agreement (the “Agreement”) with Thomas J. McLeer, pursuant to which the Company agreed to engage Mr. McLeer as the Company’s Chief Operating Officer and Mr. McLeer agreed to provide the Company with services typically provided by a Chief Operating Officer. The term of the Agreement is for three (3) months and pursuant to the Agreement the Company agreed to negotiate an employment agreement with Mr. McLeer by December 31, 2018, with such employment agreement planned to contain standard industry terms and conditions. However, no employment agreement has been entered into. Pursuant to the Agreement, the Company agreed to pay Mr. McLeer $15,000 per month to be accrued monthly and to be paid upon a successful closing of a minimum of $1,000,000 in a private placement fundraising by the Company. Mr. McLeer resigned in October 2019.

On February 28, 2020, the Company and Mr. Conway entered into an employment agreement (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an annual salary of $120,000, payable monthly. Additionally, within ten (10) days of the Employment Agreement, the Company will issue Mr. Conway 2,500 shares of the Company’s Series C Preferred Stock. If Mr. Conway is employed on the six-month anniversary of the Employment Agreement, the Company will issue Mr. Conway 1,333 shares of Series D Preferred Stock and 500 shares of Series E Preferred Stock.

Other than the foregoing, at this time, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through fiscal 2019. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of May 11 2020, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of May 11, 2020, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)		Percent of Class (6)
Executive Officers and Directors:

Michael Chermak (2), former Chief Executive Officer and Director	Common Stock	5,360	*	%	*	%
319 Clematis Street, Suite 714 West Palm Beach FL 33401

Barry Hollander (3), former Chief Financial Officer	Common Stock	1,000	*	%	*	%
319 Clematis Street, Suite 714 West Palm Beach, FL 33401

Brian Conway (4), Chief Executive Officer and Director	Common Stock (5)	2,500	66.7%	66.7%
31 Sandfort Lane Warwick, NY 10990	Series C Preferred Stock	2,500	100%	-

All directors and executive officers as a group (1 person)	Common Stock	2,500	* %	66.7%
	Series C Preferred Stock	2,500	100%	-

*Less than 1%.

(1) Percentages are based on 257,026,917 shares of the Company’s common stock and 2,500 shares of Series C Preferred Stock issued and outstanding as of May 11, 2020. The voting rights associated with the Series C Preferred Stock are each share of Preferred Stock shall entitle the holder thereof to have voting rights equal to two times the sum of all the number of shares of other classes of Company capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Company, divided by the number of shares of Preferred Stock issued and outstanding at the time of voting.

(2) Mr. Chermak resigned as CEO on February 28, 2020 and resigned as a Director on April 28, 2020.

(3) The 1,000 shares are in the name of Venture Equity, LLC, which is owned and controlled by Mr. Hollander. Mr. Hollander resigned as CFO on February 28, 2020.

(4) Mr. Conway was named CEO on February 28, 2020 and as a Director on April 28, 2020.

(5) Includes 2,500 shares of Series C Preferred Stock that is convertible into 2,500 shares of common stock.

(6) Percentages are based upon 771,078,591 shares of common stock, consisting of 257,026,917 shares of common stock issued and outstanding and 514,052,394 voting shares of common stock based upon the 2,500 shares of Series C Preferred Stock issued and outstanding as of May 11, 2020.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2019, and 2018, the Company recorded expenses to its former officers in the following amounts:

	Year ended December 31,
	2019	2018
Former CEO, parent	$180,000	$140,885
Former CEO, subsidiary	-	120,016
Former COO and CCO	-	120,000
Former COO	135,000	52,500
Former CFO	120,000	120,000
Total	$435,000	$553,401

As of December 31, 2019, and 2018, included in accounts payable and accrued expenses, related party is $470,886 and $542,982, respectively, for the following amounts owed the Company’s former officers:

	December 31, 2019	December 31, 2018
Former CEO, parent	$125	$22,825
Former CEO, subsidiary	144,639	162,215
Former COO and CCO	162,085	236,905
Former COO	112,500	45,000
Former CFO	51,537	58,037
Total $	470,886	$524,982

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Paritz & Company, P.A. for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2019, and December 31, 2018, as well as fees billed for other services rendered by Paritz & Company, P.A. during those periods.

	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$—	$3,500
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total Fees	$-	$3,500

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

(2)	Tax Fees are fees paid for an international expansion review, transfer pricing studies, compliance services and tax consultation.

The following table presents fees for professional services rendered by Prager Metis CPAs, LLC for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2019, and 2018 (following the reverse merger) as well as fees billed for other services rendered by Prager Metis CPAs, LLC during those periods.

	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$53,000	$51,000
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total Fees	$53,000	$51,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

(2)	Tax Fees are fees paid for an international expansion review, transfer pricing studies, compliance services and tax consultation.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

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

3.9

Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

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

10.3

Intellectual Property Portfolio License Agreement dated February 1, 2018 by and between Loubert S. Suddaby, MD and Spinus, LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2018).

10.4	Amended and Restated Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated September 27, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 28, 2018).

10.5+	Consulting Agreement entered into between Ozop Surgical Corp and Thomas J. McLeer dated October 1, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2018).

10.6	Consulting Agreement entered into between Ozop Surgical Corp. and Draper Inc. dated October 19, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2018).

10.7

October 24, 2018, consulting agreement with Jeffrey Patchen. (Incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed on November 14, 2018).

10.8	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.9	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.10

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

Ozop Surgical Corp.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	May 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	May 14, 2020

OZOP SURGICAL CORP.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ozop Surgical Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Surgical Corp. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of two years in the periods ending December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, on January 16, 2020, the Company received via email from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not cure a payment default within the cure period. As of December 31, 2019, the Company had a stockholders’ deficit of $5,167,116 and a working capital deficit of $7,475,421. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
May 14, 2020

Ozop Surgical, Corp

Consolidated Balance Sheet

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$10,877	$50,903
Advance to vendor	-	86,149
Prepaid expenses	8,404	16,457
Accounts receivable	-	45,818
Inventory	378,061	-
Total Current Assets	397,343	199,327

Property and equipment, net	357,987	7,199
Goodwill	2,197,265	239,151
License Rights, net of accumulated amortization	2,896,722	213,542
TOTAL ASSETS	$5,849,316	$659,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$458,818	$298,319
Accounts payable and accrued expenses, related parties	470,886	552,806
Liability for common stock payable	245,000	-
Convertible notes payable, net of discounts	1,694,227	564,102
Current portion of notes payable	1,556,804	392,838
Current portion of license fee payable	984,089	-
Derivative liabilities	2,462,940	1,199,514
Total Current Liabilities	7,872,764	3,007,579
Long Term Liabilities
Notes payable	1,440	-
License fee payable	250,000	-
Put option payable	2,892,228	-
TOTAL LIABILITIES	11,016,432	3,007,579

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding) Series C Preferred Stock (50,000 shares authorized and issued and outstanding, par value $0.001, December 31, 2019)	50	-
Common stock (4,990,000,000 shares authorized par value $0.001; 219,035 and 29,068 shares issued and outstanding December 31, 2019, and 2018, respectively)	219	29
Deferred stock compensation	(49,033)	(269,167)
Common stock to be issued (1,350 shares issuable December 31, 2019)	1	-
Additional paid in capital	5,090,936	1,988,897
Accumulated Deficit	(10,208,905)	(4,068,747)
Stock subscription receivable	(7,600)	(7,600)
Accumulated comprehensive gain	7,216	8,228
Total Stockholders’ Deficit	(5,167,116)	(2,348,360)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,849,316	$659,219

See notes to consolidated financial statements.

Ozop Surgical, Corp

Consolidated Statement of Comprehensive Loss

	For the Year Ended December 31,
	2019	2018
Revenue	$316,865	$157,458
Cost of goods	56,511	39,692
Gross profit	260,354	117,767

Operating expenses:
General and administrative, related parties	478,000	553,401
General and administrative, other	1,702,027	919,566
Research and development	75,434	88,572
Bad debt expense	92,767	-
Impairment	364,374	-
Total operating expenses	2,712,602	1,561,539

Operating loss	(2,452,248)	(1,443,772)

Other (income) expenses:
Interest expense	2,173,110	1,675,001
Loss on change in fair value of derivatives	653,551	33,786
Loss (Gain) on extinguishment of debt	861,249	(661,854)
Total Other Expenses	3,687,910	1,046,933

Loss before provision for income taxes	(6,140,158)	(2,490,705)
Income tax provision	-	-
Net loss	$(6,140,158)	$(2,490,705)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,012)	122
Comprehensive loss	$(6,141,170)	$(2,490,583)

Loss per share	$(110.01)	(97.73)

Weighted average shares outstanding
Basic and diluted	55,816	25,486

See notes to consolidated financial statements.

OZOP SURGICAL CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2019

	Common stock		Common stock to be issued		Series B Preferred Stock		Series C Preferred Stock		Deferred Stock	Stock Subscription	Accumulated comprehensive	Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balances January 1, 2019	29,068	$29	-	$-	-	$-	-	$-	$(269,167)	$(7,600)	$8,228	$1,988,897	$(4,068,747)	(2,348,360)

Shares issued for conversions of note and interest payable	185,296	185	-	-	-	-	-	-	-	-	-	2,256,224	-	2,256,410

Shares issued and to be issued for services	3,471	3	1,350	1	-	-	-	-	(581,250)	-	-	628,866	-	47,620

Amortization of deferred stock compensation	-	-	-	-	-	-	-	-	801,384	-	-	-	-	801,384

Shares issued in private placement	200	0	-	-	-	-	-	-	-	-	-	100,000	-	100,000

Shares of Series B Preferred Stock issued	-	-	-	-	1,000,000	1,000	-	-	-	-	-	67,000	-	68,000

Shares of Series C Preferred Stock issued and Series B Preferred Stock cancelled	-	-	-	-	(1,000,000)	(1,000)	50,000	50	-	-	-	950	-	-

Shares issued for acquisition	1,000	1	-	-	-	-	-	-	-	-	-	48,999	-	49,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(1,012)	-	-	(1,012)

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	f	-	-	-	-	-	(6,140,158)	(6,140,158)
Balances December 31, 2019	219,035	$219	1,350	$1	-	$-	50,000	$50	$(49,033)	$(7,600)	$7,216	$5,090,936	$(10,208,905)	$(5,167,116)

OZOP SURGICAL CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2018

															Total
	Common stock		Common stock to be issued		Series B Preferred Stock		Series C Preferred Stock			Deferred Stock	Stock Subscription	Accumulated comprehensive	Additional Paid-in	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount	Compensation	Receivable	income	Capital	(deficit)	(Deficit)
Balances January 1, 2018	13,000	$13	-	$-	-	$-		$		$-	$-	$8,106	$154,360	$(1,578,042)	$(1,415,563)

Issue 7,600 shares for subscription agreements	7,600	8	-	-	-	-	-		-	-	(7,600)	-	7,592	-	-

Cancel 600 shares of common stock	(600)	(1)	-	-	-	-	-		-	-	-	-	1	-	-

Issue 5,000 shares for Spinus acquisition	5,000	5	-	-	-	-	-		-	-	-	-	264,016	-	264,021

Effect of reverse merger	2,798	3	-	-	-	-	-		-	-	-	-	(51,196)	-	(51,193)

Redemption of shares	(2,000)	(2)	-	-	-	-	-		-	-	-	-	(349,998)	-	(350,000)

Debt forgiveness from former CEO	-	-	-	-	-	-	-		-	-	-	-	51,193	-	51,193

Shares issued for conversions of note and interest payable	1,464	1	-	-	-	-	-		-	-	-	-	776,356	-	776,357

Shares issued in private placement	600	1	-	-	-	-	-		-	-	-	-	299,999	-	300,000

Share issued for services	1,207	1	-	-	-	-	-		-	(550,000)	-	-	603,499	-	53,500

Write off derivative liability for conversions	-	-	-	-	-	-	-		-	-	-	-	233,075	-	233,075

Amortization of deferred stock compensation	-	-	-	-	-	-	-		-	280,833	-	-	-	-	280,833

Unrealized gain on foreign translation	-	-	-	-	-	-	-		-	-	-	122	-	-	122

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-		-	-	-	-	-	(2,490,705)	(2,490,705)
Balances December 31, 2018	29,068	$29	-	$-	-	$-	-		$-	$(269,167)	$(7,600)	$8,228	$1,988,897	$(4,068,747)	$(2,348,360)

See notes to consolidated financial statements.

OZOP SURGICAL, CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,140,158)	$(2,490,705)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	1,863,255	1,544,557
Amortization and depreciation	155,301	38,229
Bad debt expense	92,767	-
Gain on fair value change of derivatives	653,551	33,787
Loss (Gain) on extinguishment of debt	861,238	(661,853)
Stock compensation expense	892,004	334,333
Impairment	364,374	-
Changes in operating assets and liabilities:
Inventory	(33,807)	11,359
Accounts receivable	(46,949)	(35,123)
Advances to vendor	-	(86,149)
Prepaid expenses	8,051	(6,620)
Accounts payable and accrued expenses	346,404	176,739
Accounts payable and accrued expenses, related parties	(56,920)	306,067
Net cash used in operating activities	(1,040,889)	(835,378)

Cash flows from investing activities:
Cash paid for acquisition	(200,000)	-
Cash acquired in acquisitions	-	21,580
Purchase of office and computer equipment	-	(7,646)
Payments for extensions of patents	-	(250,000)
Net cash used in investing activities	(200,000)	(236,066)

Cash flows from financing activities:
Redemption of common stock	-	(350,000)
Proceeds from sale of common stock	100,000	300,000
Proceeds from issuances of convertible notes payable	1,497,700	1,333,000
Proceeds from issuances of notes payable	15,000	200,000
Payments of principal of convertible note payable and notes payable	(410,825)	(471,812)
Net cash provided by financing activities	1,201,875	1,011,188

Effects of exchange rate on cash	$(1,012)	$122

Net decrease in cash	(40,026)	(60,132)

Cash, Beginning of year	50,903	111,035

Cash, End of year	$10,877	$50,903

Supplemental disclosure of cash flow information:
Cash paid for interest	$177,101	$36,596
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in convertible notes payable	$119,875	$186,425
Issuance of common stock upon convertible note and accrued interest conversion	$324,584	$589,176

Acquisition of Spinal Resources, Inc.
Cash paid	$200,000	$-
Issuance of Common stock as consideration	49,000	-
Assumed liabilities	524,387	-
Issuance of note as consideration	723,614	-
Common stock to be issued	245,000	-
License fee payable	1,234,089	-
Present value of option to buy SRI	2,834,692	-
Inventory	(344,404)	-
Fixed Assets	(379,210)	-
Patent rights	(2,810,000)	-
Goodwill	(2,277,168)	-
Cash acquired	$-	$-

Acquisition of Spinus, LLC
Issuance of Common stock as consideration	$-	$250,000
Assumed liabilities	-	278,779
Accounts receivable	-	(19,054)
Other Assets	-	(250,000)
Tradename	-	(44,200)
Goodwill	-	(194,951)
Cash acquired	$-	$20,574

Acquisition of Newmarkt
Issuance of Common stock as consideration	$-	$2,798
Assumed liabilities	-	62,464
Paid in capital	-	(53,990)
Inventory	-	(8,359)
Prepaid expenses	-	(1,907)
Cash acquired	$-	$1,006

See notes to consolidated financial statements.

OZOP SURGICAL CORP

Notes to Consolidated Financial Statements

December 31, 2019

NOTE 1 - ORGANIZATION

Business

Ozop Surgical Corp. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of the renting different kind of Segways and bicycles, dual wheels self-balancing electric scooters and related safety equipment. Following the acquisition of OZOP Surgical, Inc. (“Ozop”) as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

On January 21, 2020, the Company filed an amendment to its Certificate of Incorporation, with the Nevada Secretary of State, for 1-for-1,000 reverse stock split of our common stock (the “Reverse Stock Split”) effective February 10, 2020. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of one- thousand and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split (see Note 13). There were no changes to the authorized number of shares and the par value of our common stock.

Acquisition

On August 23, 2019, the Company entered into an Exclusive License Agreement (the “Agreement”) with Spinal Resources, Inc. (“SRI”). Pursuant to the Agreement, SRI granted to the Company an exclusive license, for products, as defined in the Agreement, and utilized in spine and related surgical procedures. In accordance with ASC 805, the Company has determined to account for the Agreement as a business combination. As consideration for the Agreement, the Company agreed to pay license fees equal to $1,500,000, over the eighteen- month term of the Agreement. The Company recorded the liability at its present value of $1,234,089. Additionally, the Company has agreed to issue 6,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the Agreement, of which 1,000 shares were issued on August 23, 2019. The Company valued the shares issued at $49,000 (based on the market price of the common stock) and included the $49,000 as part of the consideration of the transaction. The remaining 5,000 shares to be issued has been recorded as a $245,000 liability to be paid in common stock and was included in the total consideration issued in the transaction. The Company also issued a Promissory Note (the “Note”) to SRI for $723,524 for the purchase of the inventory of the Products (as defined in the Agreement). The Note has a stated interest rate of six percent (6%) and payment terms of the Note are in eighteen equal installments, beginning on October 1, 2019. Either party may terminate the Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation). SRI also granted the Company an option to purchase the Company on or before the termination date of the license for a minimum of $5,500,000 which can increase based on the revenue rate at the time the option is exercised. If the Company does not elect to exercise their option to purchase SRI, SRI can “put” the Acquisition to the Company. Any payments made for the license, the Note and other liabilities assumed by the Company can be net against the option to buy price. The Company calculated the net minimum purchase price to be $3,093,604 and recorded the liability at its present value of $2,834,692. The difference of $258,912 will be charged to interest expense over the option period.

The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction:

Purchase Price Allocation
Fair value of consideration issued	$5,286,305
Liabilities assumed	524,387
Total purchase price	$5,810,692
Assets acquired	$723,524
Intellectual Property/Technology	2,810,000
Goodwill	2.277,168
$5,810,692

The total purchase price of $5,810,692 has been allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values as of the completion of the transaction. These allocations reflect various preliminary estimates that are currently available and are subject to change upon the valuation being finalized within the measurement period. The Company will record amortization expense assuming a straight-line basis over the expected life of the finite lived intangible assets, which approximates expected future cash flows.

Goodwill represents the amount by which the estimated consideration transferred exceeds the fair value of the assets the Company acquired and the liabilities the Company assumed. The Company will not amortize the goodwill, but will instead test the goodwill for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment.

On January 16, 2020, the Company received via email from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not pay the January 6. 2020 license payment (See Note 9) nor cure the default payment. Based on the termination of the Agreement, as of December 31, 2019, the Company recorded an impairment of $274,854. The impairment was calculated based on the balance of the assets acquired and the liabilities assumed as December 31, 2019. See Note 13 for more detailed discussion.

Reverse Merger

On April 13, 2018, we entered into and completed a share exchange agreement (the “Share Exchange Agreement”) with OZOP, the shareholders of OZOP (the “OZOP Shareholders”) and Denis Razvodovskij, the then holder of 2,000 shares of our common stock. Pursuant to the terms of the Share Exchange Agreement, the OZOP Shareholders transferred and exchanged 100% of the capital stock of OZOP in exchange for an aggregate of 25,000 newly issued shares of our common stock (the “Share Exchange”). After giving effect to the redemption of 2,000 shares of our common stock pursuant to the Redemption Agreement discussed below and the issuance of 25,000 shares of our common stock pursuant to the Share Exchange Agreement, we had 25,798 shares of common stock issued and outstanding, with the OZOP Shareholders, as a group, owning 96.9% of such shares. Currently, our executive officers and directors, as a group, own 6,374 of our shares representing 21.81 % of our issued and outstanding shares of common stock. The merger was accounted for as a reverse merger, whereby OZOP was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of OZOP prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

In connection with the acquisition of OZOP, we purchased and redeemed 2,000 shares of our common stock from Mr. Razvodovskij for a total purchase price of $350,000 pursuant to a Share Redemption Agreement (the “Redemption Agreement”). Pursuant to the terms of the Share Exchange Agreement, effective April 13, 2018, Mr. Razvodovskij resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, and Michael Chermak, Salman J. Chaudhry (who resigned March 4, 2019) and Eric Siu (who resigned March 5, 2019) were named as directors of the Company.

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

On December 26, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Company’s common stock. The reverse stock split became effective on February 10, 2020. The par values and the authorized shares of the Company’s common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock, stock options and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On December 30, 2019, the Company amended its’ Articles of Incorporation to increase the authorized shares of capital stock to 5,000,000,000 shares, of which 4,990,000,000 have been designated as common stock, par value $0.001 and 10,000,000 shares have been designated as Preferred Stock, par value $0.001. The Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

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

On February 16, 2018, OZOP acquired the 100% membership interest (the “Membership Interest”) in Spinus, LLC, a Texas limited liability company (“Spinus”), from RWO Medical Consulting LLC (“RWO”), a Texas limited liability company (the “Acquisition”). OZOP purchased the Membership Interest from RWO in exchange for; (i) 5,000 shares OZOP’s common stock and ii) the assumption of all liabilities of Spinus, including an obligation of $250,000 pursuant to a license agreement by and between Spinus and a third party (the “Assumed Debt”). OZOP acquired Spinus to gain control of a license rights agreement for exclusive rights to intellectual property related to minimally invasive spine surgery techniques. The Assumed Debt of $250,000 was paid in November 2018.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On January 16, 2020, the Company received via email from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not cure a payment default within the cure period. As of December 31, 2019, the Company had a stockholders’ deficit of $5,167,116 and a working capital deficit of $7,475,421. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Pursuant to the terms of the LOI, the Company will acquire 100% of the issued and outstanding shares of PCTI (the “PCTI Shares”) from Chis (the “Acquisition”). PCTI operates in the very high power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations. Pursuant to the LOI, the Acquisition is to close by June 30, 2020, and is in the best interests of the Company and its’ shareholders.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the consolidated accounts of the Company and Ozop and its’ wholly owned subsidiaries; Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2019, and 2018, and their accounts receivable balances as of December 31, 2019, and 2018:

	Sales % Year Ended December 31, 2019	Sales % Year Ended December 31, 2018	Accounts receivable balance December 31, 2019	Accounts receivable balance December 31, 2018
Customer A	84.4%	-	$-	$-
Customer B	15.6%	78.0%	$-	$45,818
Customer C	-	22.0%	$-	$-

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. Based on the termination of the SRI Agreement, the Company recorded an allowance of $92,767 of accounts receivable as of December 31, 2019.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Purchase concentration

The principal purchases by the Company are comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the years ended December 31, 2019, and 2018:

	Purchase %, year ended December 31, 2019	Purchase %, year ended December 31, 2018
Supplier A	100.0%	-
Supplier B	-	64.6%
Supplier C	-	33.6%

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	December 31, 2019	December 31, 2018
Spinal instruments	$379,270	$-
Office equipment	9,590	9.590
Less: Accumulated Depreciation	(30,873)	(2,391)
Property and Equipment, Net	$357,987	$7,199

Depreciation expense was $28,482 and $8,719 for the years ended December 31, 2019, and 2018, respectively. In connection with the termination of the Agreement with SRI (See Note 13), the Company has returned to the seller the spinal instruments as of January 16, 2020.

Intangible Assets

Intangible assets primarily represent purchased patent and license rights. During the year ended December 31, 2019, the Company recorded $2,810,000 of patent rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2019, the Company impaired $44,200 of tradenames as management has decided not to go forward with the use of the trade name Spinus. For the years ended December 31, 2019, and 2018, the Company recorded amortization expense of $126,820 and $36,458, respectively. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. During the year ended December 31, 2019, the Company recorded goodwill of $2,277,168 related to the SRI transaction. The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. During the year ended December 31, 2019. the Company recorded an impairment of goodwill of $274,854, for the termination of the SRI License Agreement as of January 16, 2020,due to no known future cash flows being provided by the assets. See Note 13 for more detailed discussion.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of its’ customers. Revenues from Spinus were $49,123 and $107,851 for the years ended December 31, 2019, and 2018 (from February 17, 2018, the date of the acquisition of Spinus), respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2019 and 2018.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2019, and 2018, the Company recorded $64,216 and $43,527, respectively, of advertising and marketing expenses.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2019, and 2018, the Company recorded $75,434 and $88,572 of research and development expenses, respectively.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
●	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2019, and 2018, for each fair value hierarchy level:

December 31, 2019	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,462,940	$2,462,940

December 31, 2018	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,199,514	$1,199,514

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

Foreign Currency Translation

The accounts of the Company’s Hong Kong subsidiary are maintained in Hong Kong dollars and the accounts of the U.S. companies are maintained in USD. The accounts of the Hong Kong subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of comprehensive income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the foreign currency transactions are reflected in the statements of comprehensive income.

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended December 31, 2019, and 2018, (Hong Kong dollar per one U.S. dollar):

	December 31, 2019	December 31, 2018
Balance sheet date	.1284	.1277
Average rate for statements of operations and comprehensive loss	.1276	.1276

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2019, and 2018, the Company’s dilutive securities are convertible into approximately 2,847,777 and 2,045 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2019, and 2018:

	December 31, 2019	December 31, 2018
Common stock to be issued	1,350	-
Convertible preferred stock	50,000	-
Convertible notes payable	2,796,427	2,045
	2,847,777	2,045

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

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2019, that are of significance or potential significance to the Company.

NOTE 4 – INTANGIBLE ASSETS

Patents as of December 31, 2019, and 2018, consist of the following:

	December 31, 2019	December 31, 2018
Patents and license rights	$3,060,000	$250,000
Accumulated amortization	(163,278)	(36,458)
Net carrying amount	$2,896,722	$213,542

Amortization expense for the years ended December 31, 2019, and 2018, was $126,820 and $36,458, respectively. In connection with the termination of the Agreement with SRI (See Note 13), the Company no longer owns the license rights of $xxx, net, related to the SRI Agreement. See Note 13.be using the spinal instruments as of January 16, 2020.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2017, OZOP issued 19 convertible promissory notes (the “2017 Notes”), in amounts of $10,000 to $50,000. OZOP received proceeds of $710,000 in the aggregate. The 2017 Notes matured on their one- year anniversary and bear interest at ten percent (10%). The initial conversion feature allowed the holders to convert the note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. OZOP also issued $25,500 of convertible notes for consulting fees. During the year ended December 31, 2018, the Company issued a $50,000 convertible promissory note (the “March 2018 Note”) and received proceeds of $50,000. The Company determined that the conversion feature of the 2017 Notes and the March 2018 Note (together, the “Notes”) did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to the Note. Such discount was amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. On August 29, 2019, pursuant to a Debt Purchase Agreement, one investor sold the principal balance of $15,000, accrued and unpaid interest of $2,624 and a repayment balance of $5,250 to third party investor, for a total purchase price of $22,874 (see below). Also, on August 29, 2019, pursuant to a Debt Purchase Agreement, a second investor sold the principal balance of $25,000, accrued and unpaid interest of $4,248 and a repayment balance of $8,750 to third party investor, for a total purchase price of $37,998 (see below). As of December 31, 2019, and 2018, the outstanding principal balance of the 2017 Notes was $175,000 and $215,000, respectively.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. The Note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until the Note is satisfied in full. On June 28, 2018, the Note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount, and on November 20, 2018, the parties agreed to restart the Repayment Amount at $1,000 per day. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the year ended December 31, 2019, principal payments of $50,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $359,500 interest expense of $150,730 and an initial derivative liability of $510,230. For the year ended December 31, 2019, amortization of the debt discounts of $53,896 was charged to interest expense. During the year ended December 31, 2019, the investor sold $30,000 of the note to another investor (see below). The Note is in default and the Company recorded interest expense of $26,188 and added that amount to the principal amount outstanding. As of December 31, 2019, and December 31, 2018, the outstanding principal balance of the note was $78,563 and $132,375, respectively, with a carrying value as of December 31, 2019, and 2018, of $78,563 and $78,479, net of unamortized discounts of $53,896 as of December 31, 2018.

In connection with our obligations under the Note, our executive officers at the time, and the Company entered into a Pledge Agreement (the “Pledge Agreement”) whereby they pledged as collateral for the Note an aggregate of 19,900 shares of our common stock and we pledged the shares of our subsidiary OZOP Surgical, Inc. (collectively, the “Collateral”). Upon a default under the terms of the Note, the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on the Note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until the Note is satisfied in full. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. During the year ended December 31, 2019, principal payments of $50,000 were made. The embedded conversion feature included in the note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. For the year December 31, 2019, amortization of the debt discounts of $222,397 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $111.509 of the face value and $32,910 of accrued interest into 40,302 shares of common stock. The Note is in default and the Company recorded interest expense of $87,390 and added that amount to the principal amount outstanding. As of December 31, 2019, and 2018, the outstanding principal balance of the note was $187,130 and $261,250, respectively, with a carrying value as of December 31, 2019, and 2018, of $187,130 and $38,853, net of unamortized discounts of $222,397 as of December 31, 2018.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $55,000 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and is due and payable on March 1, 2019. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the lowest trading price for the 20 days prior to conversion. The note was funded on August 29, 2018, when the Company received proceeds of $50,000, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount of $50,000 interest expense of $5,272 and an initial derivative liability of $55,272. For the year ended December 31, 2019, amortization of the debt discounts of $17,112 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $55,000 of the face value and $5,323 of accrued interest into 7,473 shares of common stock. As of December 31, 2019, and 2018, the outstanding principal balance of the note was $-0- and $55,000, respectively with a carrying value as of December 31, 2018, of $37,888, net of unamortized discounts of $17,112 as of December 31, 2018.

On October 19, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $78,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on October 22, 2018, when the Company received proceeds of $75,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $57,700. For the year ended December 31, 2019, the investor converted a total of $26,960 of the face value into 2,327 shares of common stock. For the year ended December 31, 2019, amortization of the debt discounts of $47,783 was charged to interest expense. On June 7, 2019, pursuant to a Note Assignment Agreement, the investor sold the remaining principal balance of $51,040, accrued and unpaid interest of $5,546 and a repayment balance of $20,414 to third party investor, for a total purchase price of $77,000. As of December 31, 2019, and 2018, the outstanding principal balance to the initial noteholder of the note was $-0- and $78,000, respectively with a carrying value as of December 31, 2018, of $30,217, net of unamortized discounts of $47,783.

On November 15, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures November 15, 2019. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. Pursuant to the Note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of the Note. Pursuant to the Security Agreement, all of the obligations under the Note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. The note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $363,806. For the year ended December 31, 2019, amortization of the debt discounts of $353,006 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $54,640 of the face value and $61,943 of accrued interest and fees into 73,886 shares of common stock. As of December 31, 2019, and 2018, the outstanding principal balance of the note was $445,360 and $500,000, respectively, with a carrying value as of December 31, 2019, and 2018, of $445,360 and $146,994, respectively, net of unamortized discounts as of December 31, 2018, of $353,006.

On December 5, 2018, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $63,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on December 10, 2018, when the Company received proceeds of $60,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $47,170. On June 5, 2019, pursuant to a Note Assignment Agreement, the investor sold the principal balance of $63,000, accrued and unpaid interest of $3,708 and a repayment balance of $26,683 to third party investor, for a total purchase price of $93,391 (see below). For the year ended December 31, 2019, amortization of the debt discounts of $46,330 was charged to interest expense. As of December 31, 2019, and 2018, the outstanding principal balance to the initial noteholder of the note was $-0- and $63,000, respectively, with a carrying value as of December 31, 2018, of $16,670, net of unamortized discounts of $46,330.

On January 7, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures January 7, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $111,500. For the year ended December 31, 2019, amortization of the debt discounts of $125,834 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $150,000 with a carrying value of $147,584, net of unamortized discounts of $2,416. In February 2020, the Note was sold to another third- party investor.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Master Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Master Note, which is included in the principal balance of the Note. On February 8, 2019, the Investor funded the first tranche under the Master Note, with a maturity date of February 8, 2020, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Master Note and on the same date, the Company issued the Note to the Investor. The Note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Master Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Master Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Master Note. The embedded conversion feature included in the Master Note resulted in an initial debt discount and derivative liability of $38,502. For the year ended December 31, 2019, amortization of the debt discounts of $41,506 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $45,360 of the face value and $3,000 of fees into 25,050 shares of common stock. As of December 31, 2019, the outstanding principal balance of the Master Note was $11,640 with a carrying value as of December 31, 2019, of $7,144, net of unamortized discounts of $4,496. The balance of the Note was converted during 2020. In connection with the issuance of this Note, the Company issued warrants to acquire 36,666 shares of common stock, for a three-year period with an exercise price of $1,50 per share.

On February 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on February 22, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $44,331. For the year ended December 31, 2019, amortization of the debt discounts of $47,331 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $53,000 of the face value and $3,180 of accrued interest into 9,180 shares of common stock. As of December 31, 2019, the outstanding principal balance of the note was $-0-.

On March 7, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $77,394. For the year ended December 31, 2019, amortization of the debt discounts of $68,780 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $53,200 of the face value and $3,896 of accrued interest into 22,886 shares of common stock. As of December 31, 2019, the outstanding principal balance of the note was $31,800 with a carrying value as of December 31, 2019, of $16,086, net of unamortized discounts of $15,714.

On May 3, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $58,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on May 6, 2019, when the Company received proceeds of $55,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $46,492. For the year ended December 31, 2019, amortization of the debt discounts of $49,492 was charged to interest expense. On October 29, 2019, the Company paid $82,822 in full settlement of the Note. As of December 31, 2019, the outstanding principal balance of the note was $-0-.

On May 7, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $52,500, including an original issue discount of $2,500. The note matures on February 7, 2020, has a stated interest of 12% and is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. The note was funded on May 8, 2019, when the Company received proceeds of $47,500, after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $46,157. For the year ended December 31, 2019, amortization of the debt discounts of $51,157 was charged to interest expense. On November 1, 2019, the Company paid $77,837 in full settlement of the convertible promissory note dated May 7, 2019. As of December 31, 2019, the outstanding principal balance of the note was $-0-.

The Company received the funding of the second tranche on May 10, 2019, in an amount of $23,500 (the “Second Tranche”) under the $165,000 Master Note issued by the Company on February 5, 2019, after disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The Company also issued a warrant (the “Warrant”) to purchase 18,333 shares of the Company’s common stock at an exercise price of $1.50 for a term of three (3) years to the Master Noteholder. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $18,262. For the year ended September 30, 2019, amortization of the debt discounts of $22,262 was charged to interest expense. On November 1, 2019, the Company paid $41,580 in full settlement of the Second Tranche. As of December 31, 2019, the outstanding principal balance of the Second Tranche was $-0-.

On May 29, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $80,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on March 29, 2019, when the Company received proceeds of $73,300 after OID of $2,800, and disbursements for the lender’s transaction costs, fees and expenses of $3,900, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $70,418. For the year ended December 31, 2019, amortization of the debt discounts of $45,097 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $80,000 with a carrying value of $47,979, net of unamortized discounts of $32,021.

On June 5, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on December 5, 2018 (see above). The Purchaser paid $93,391 to acquire the note. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $59,909. For the year ended December 31, 2019, amortization of the debt discounts of $59,909 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of assigned note was $93,391.

On June 7, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on October 19, 2018 (see above). The Purchaser paid $77,000 to acquire the note. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $49,335. For the year ended December 31, 2019, amortization of the debt discounts of $49,335 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of assigned note was $77,000.

On July 22, 2019, the Company issued a 10% convertible promissory note, (the “Note”) in the principal amount of $38,900, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on July 24, 2019, when the Company received proceeds of $30,000 after OID of $3,900, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $31.452. For the year ended December 31, 2019, amortization of the debt discounts of $17,765 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $38,900 with a carrying value of $16,313, net of unamortized discounts of $22,587.

On August 2, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $157,500, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on August 2, 2019, when the Company received proceeds of $150,000 after disbursements for the lender’s transaction costs, fees and expenses of $7,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $125,982. For the year ended December 31, 2019, amortization of the debt discounts of $55,638 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $157,500 with a carrying value of $79,656, net of unamortized discounts of $77,844.

On August 21, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $55,125, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 58% multiplied by the average of the lowest two trading prices during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on August 21, 2019, when the Company received proceeds of $50,000 after OID of $2,625, and disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $47,117. For the year ended December 31, 2019, amortization of the debt discounts of $18,763 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $55,125 with a carrying value of $21,646, net of unamortized discounts of $33,479.

On August 19, 2019, the Company issued an 8% convertible promissory note, (the “Note”) in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures May 19, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of the Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on August 22, 2019, when the Company received proceeds of $75,000 after OID of $7,250, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $54,802. For the year ended December 31, 2019, amortization of the debt discounts of $31,146 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $85,000 with a carrying value of $51,344, net of unamortized discounts of $33.656.

On August 23, 2019, the Company issued to a third-party investor a convertible redeemable promissory note (the “Note”) with a face value of $37,800, including an original issue discount of $1,800. The note matures on May 23, 2020, has a stated interest of 10% and is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. The note was funded on August 26, 2019, when the Company received proceeds of $33,500, after disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $32,229. For the year ended December 31, 2019, amortization of the debt discounts of $17,290 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $37,800 with a carrying value of $18,561, net of unamortized discounts of $19,239.

On August 29, 2019, the Company issued a 10% convertible promissory note, (the “Note”) in the principal amount of $45,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on September 4, 2019, when the Company received proceeds of $40,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $35,794. For the year ended December 31, 2019, amortization of the debt discounts of $14,228 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $45,000 with a carrying value of $18,434, net of unamortized discounts of $26,566.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on September 1, 2017 (see above). The Purchaser paid $22,874 to acquire the note. The Note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of 13,793. For the year ended December 31, 2019, amortization of the debt discounts of $13,793 was charged to interest expense. For the year ended December 31, 2019, the investor converted a total of $7,000 of the face value into 4,039 shares of common stock. As of December 31, 2019, the outstanding principal balance of assigned note was $15,874.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on October 2, 2017 (see above). The Purchaser paid $37,998 to acquire the note. The Note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $22,953. For the year ended December 31, 2019, amortization of the debt discounts of $22,953 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of assigned note was $37,998.

On October 1, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $68,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on October 2, 2019, when the Company received proceeds of $65,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $52,457. For the year ended December 31, 2019, amortization of the debt discounts of $13,873 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $68,000 with a carrying value of $26,416, net of unamortized discounts of $41,584.

On October 8, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $66,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of the Note is received by the Company. The note was funded on October 10, 2019, when the Company received proceeds of $57,000 after OID of $6,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,300, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $52,281. For the year ended December 31, 2019, amortization of the debt discounts of $13,733 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $66,000 with a carrying value of $18,452, net of unamortized discounts of $47,548.

On October 24, 2019, the Company issued a convertible promissory note in the principal amount of $248,400 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and matures 12 months after the date of issuance. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest trading price for the 25 days prior to conversion. The note was funded on October 28, 2019, when the Company received proceeds of $200,000, after OID of $32,400, and disbursements for the lender’s transaction costs, fees and expenses of $16,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $203,637. For the year December 31, 2019, amortization of the debt discounts of $30,354 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $248,400, with a carrying value of $26,717, net of unamortized discounts of $221,683.

On October 24, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $225,000, pursuant to a Securities Purchase Agreement we entered into with the investor. The Note matures October 24, 2020. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lesser of (1) $0.05 and (2) 58% multiplied by the average of the 2 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Note. The note was funded on October 31, 2019, when the Company received proceeds of $202,250 after OID of $20,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $144,302. For the year ended December 31, 2019, amortization of the debt discounts of $19,263 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $225,000 with a carrying value of $77,311, net of unamortized discounts of $147,689.

On October 25, 2019, the Company issued a convertible promissory note in the principal amount of $36,750 (the “Note”), pursuant to a Securities Purchase Agreement we entered into with the investor. The Note bears interest at the rate of 12% per annum and matures 12 months after the date of issuance. The note is convertible at any time following the funding of the note into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest closing bid prices for the 20 days prior to conversion. The note was funded on October 25, 2019, when the Company received proceeds of $33,000, after OID of $1,750, and disbursements for the lender’s transaction costs, fees and expenses of $2,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $31,316. For the year December 31, 2019, amortization of the debt discounts of $3,960 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $36,750, with a carrying value of $5,644, net of unamortized discounts of $31,106.

On November 27, 2019, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 56% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The note was funded on December 2, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in the note resulted in an initial debt discount and derivative liability of $49,808. For the year ended December 31, 2019, amortization of the debt discounts of $4,434 was charged to interest expense. As of December 31, 2019, the outstanding principal balance of the note was $53,000 with a carrying value of $4,626, net of unamortized discounts of $48,374.

A summary of the convertible note balance as of December 31, 2019, and 2018, is as follows:

	December 31, 2019	December 31, 2018

Principal balance	$2,500,230	$1,304,625
Unamortized discount	(806,003)	(740,523)
Ending balance, net	$1,694,227	$514,102

NOTE 6 – DERIVATIVE LIABILITIES

The Company determined the conversion feature of the Notes, which contain a variable conversion rate, represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the derivative liabilities at December 31, 2019, and 2018, at $2,462,940 and $1,199,514, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2019, risk-free interest rates from 1.57% to 1.77% and volatility of 31% to 36%, and as of December 31, 2018; risk-free interest rates from 2.56% to 2.62% and volatility of 61% to 65%. The initial derivative liabilities for convertible notes issued during the year ended December 31, 2019, used the following assumptions; risk-free interest rates from 1.59% to 2.58% and volatility of 28% to 63%.

A summary of the activity related to derivative liabilities for the years ended December 31, 2019, and 2018, is as follows:

Balance- January 1, 2018	$-0-
Issued during period	2,060,656
Converted or paid	(894,929)
Change in fair value recognized in operations	33,787
Balance- December 31, 2018	1,199,514
Issued during the period	1,460,123
Converted or paid	(850,248)
Change in fair value recognized in operations	653,551
Balance December 31, 2019	$2,462,940

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	December 31, 2019	December 31, 2018
Note payable, interest at 8%, matured September 6, 2018, in default	$330,033	$330,033
Note payable, interest at 6%, matures February 26, 2021	640,698	-
Bank line of credit, interest at 5.83%, matures November 13, 2019	447,153	-
Equity line of credit, interest at 5.5%, matures August 5, 2022	45,360	-
Notes payable, interest at 8%, matures January 5, 2020, currently in default	45,000	-
Other, due on demand, interest at 6%	50,000	2,805
Total notes payable	1,558,244	332,838
Less long-term portion	(1,440)	-
Current portion	$1,556,804	$332,838

NOTE 8 – RELATED PARTY TRANSACTIONS

Management Fees and related party payables

For the years ended December 31, 2019, and 2018, the Company recorded expenses to its former officers in the following amounts:

	2019	2018
Former CEO, parent	$180,000	$140,885
Former CEO, Subsidiary	-	120,016
Former CCO	-	120,000
Former COO	135,000	52,500
Former CFO	120,000	120,000
Total	$435,000	$553,401

As of December 31, 2019, and 2018, included in accounts payable and accrued expenses, related party is $470,886 and $552,806, respectively, for the following amounts owed the Company’s former officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	December 31, 2019	December 31, 2018
Former CEO, parent (1)	$125	$22,825
Former CEO, subsidiary (2)	144,639	162,215
Former COO and CCO (3)	162,085	236,905
Former COO (4)	112,500	45,000
Former CFO (5)	51,537	58,037
Non-officer affiliate	-	27,824
Total	$470,886	$552,806

(1)The former CEO, parent resigned February 28, 2020, pursuant to the LOI with PCTI.

(2) The former CEO, subsidiary resigned on March 4, 2019.

(3) The Former COO and CCO resigned from those positions on October 1, 2018, and March 4, 2019, respectively.

(4) The former COO resigned on October 23, 2019.

(5) The former CFO resigned effective February 28, 2020, pursuant to the LOI with PCTI.

Other

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600,000 shares of common stock.

On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO at the time. The shares were valued at $337,454 of which $25,000 was applied to accrued liabilities-related and $312,454 was recorded as stock-based compensation expense-related parties. On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock (see Note 11) to the Company’s CEO and Director at the time, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On August 23, 2019, the Company entered into the Agreement with SRI. Pursuant to the Agreement, SRI granted to the Company an exclusive license, for products, as defined in the Agreement, and utilized in spine and related surgical procedures. As consideration for the rights under the Agreement, the Company agreed to pay fees equal to $1,500,000, over the eighteen- month term of the Agreement. Additionally, the Company has agreed to issue 6,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the Agreement. The Company also issued a Promissory Note (the “Note”) to SRI for $768,844 (subject to adjustments) for the purchase of the inventory of the Products (as defined in the Agreement). The Note has a stated interest rate of six percent (6%) and payment terms of the Note are in eighteen equal installments, beginning on October 1, 2019. Either party may terminate the Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation). During the year ended December 31, 2019, the Company paid $200,000 of the Acquisition. The balance of $1,300,000 is due as follows:

January 6, 2020	$200,000
April 1, 2020	$300,000
July 1, 2020	$300,000
October 1, 2020	$250,000
January 4, 2021	$250,000
Balance due	$1,300,000

On January 16, 2020, the Company received via email from SRI notice that the Agreement between SRI and the Company has been revoked, as the Company did not pay the January 6, 2020, payment and did not cure the payment default within the cure period. As a result, effective January 16, 2020, the Acquisition and Agreement are no longer in effect.

Consulting Agreements

On August 31, 2018, we entered into an investor relations consulting agreement with Kingdom Building, Inc. (“Kingdom”) whereby Kingdom agreed to provide us with investor relations, public relations and financial media relations consulting services. The term of the agreement is for a period of 12 months. We may terminate the agreement after the initial six months on 60 days’ notice. We agreed to pay Kingdom $8,500 per month which amount is deferred until we complete a financing transaction with a minimum raise of $1,500,000 in gross proceeds. In addition, we issued Kingdom 650 shares of our unregistered common stock and reimburse them for certain out of pocket expenses. The Company valued the common stock at $325,000, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term. For the years ended December 31, 2019, and 2018, the Company expensed $216,667 and $108,333, respectively, as stock- based compensation expense.

On October 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Draper Inc., a Nevada corporation (“Draper”). Pursuant to the Consulting Agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the Consulting Agreement, the Company agreed to issue Draper a total of 1,800 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450 shares issued upon execution of the Consulting Agreement, and with 150 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. The Company valued the initial 450 shares at $225,000, based on the market price of the common stock on the date of the agreement, to be amortized over the first three months of the contract. For the years ended December 31, 2019, and 2018, the Company expensed $52,500 and $172,500 as stock-based compensation expense. For the year ended December 31, 2019, the Company recorded 1,350 shares of common stock to be issued, and valued the shares at $410,370, based on the market price of the common stock on the date of the shares being earned. For the years ended December 31, 2019, the company expensed the $410,370 as stock-based compensation expense.

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

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. During the year ended December 31, 2019, the Company paid Mr. Chaudhry $65,115, and the balance owed is $162,085, which is included in accounts payable and accrued expenses- related party.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge and its assignees received 172 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the year ended December 31, 2019, the Company amortized $59,347 as stock-based compensation expense. As of December 31, 2019, there remains $17,783 of deferred stock compensation on the consolidated balance sheet, to be amortized over the remaining term of the agreement.

On September 2, 2019, the Company entered Consulting Agreement (the “Agreement”) with a consultant to act as the Company’s Executive Vice President, Sales and Marketing (the “EVP”) through December 31, 2019, and to provide the Company with customary services of an EVP. The Company has agreed to compensate the consultant $10,000 per month. Either party may terminate the Agreement in its sole and absolute discretion. The parties have agreed that they will negotiate follow up agreement with terms and conditions to include salary, commission, bonuses and stock and or option grants or awards, to be consistent with industry standards for like size companies prior to the termination of the Agreement. For the year ended December 31, 2019, the Company has expensed $30,000, included in general and administrative, other. As of December 31, 2019, the Company owes the EVP $10,000, included in accounts payable and accrued expenses.

On September 3, 2019, the Company entered into an Investor Relations Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in the conception and implementation of the Company’s corporate and business development plan. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the year ended December 31, 2019, the Company amortized $31,250 as stock-based compensation expense. As of December 31, 2019, there remains $15,625 of deferred stock compensation on the consolidated balance sheet, to be amortized over the remaining term of the Agreement.

On September 3, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in its general strategy for corporate communications. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the year ended December 31, 2019, the Company amortized $31,250 as stock-based compensation expense. As of December 31, 2019, there remains $15,626 of deferred stock compensation on the consolidated balance sheet, to be amortized over the remaining term of the Agreement.

NOTE 10 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018
Pre-tax loss	$(6.140,158)	$(2,490,705)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(1,289,433)	(523,048)
Tax rate difference between U.S. and foreign operations	289	4,715
Permanent differences	836,895	256,373
Change of valuation allowance	452,249	261,960
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2019	December 31, 2018
Net operating losses carried forward	$1,022,071	$569,822
Less: Valuation allowance	(1,022,071)	(569,822)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company has approximately $4,399,000 and $595,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2019, and 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2019, and 2018, and no provision for interest and penalties is deemed necessary as of December 31, 2019, and 2018.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

On January 21, 2020, the Company filed an amendment to its Certificate of Incorporation, with the Nevada Secretary of State, for 1-for-1,000 reverse stock split of our common stock (the “Reverse Stock Split”) effective February 10, 2020. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of one- thousand and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split (see Note 1). There were no changes to the authorized number of shares and the par value of our common stock.

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

On October 13, 2018, the Board of Directors of the Company authorized a Private Placement Memorandum (the “October PPM”) offering of a minimum of $50,000 and up to $3,000,000 of up to 6,000 units (a “Unit”), for a price of $500 per Unit (the “Purchase Price”) with each Unit consisting of one (1) share of Common Stock and a warrant (a “Warrant”) to purchase one (1) share of Common Stock, with each Warrant having a three year term and an exercise price of $1.00 per share of Common Stock. During the year ended December 31, 2019, we sold 200 Units pursuant to the October PPM at $500 per Unit, issued 200 shares of our common stock and received proceeds of $100,000.

During the year ended December 31, 2019, holders of an aggregate of $434,670 in principal and $110,253 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 185,296 shares of our common stock at an average conversion price of $2.94 per share.

On March 24, 2019, the Company recorded the issuance of 172 shares of common stock for consulting services. The shares were valued at $450 per share (the market price on the date of the agreement) and $77,130 was recorded as deferred stock-based compensation.

On June 14, 2019, the Company recorded the issuance of 100 shares of common stock for consulting services. The shares were valued at $275 per share (the market price on the date of the agreement) and $27,500 was recorded as stock-based compensation expense.

On June 27, 2019, the Company recorded the issuance of 100 shares of common stock for consulting services. The shares were valued at $450 per share (the market price on the date of the agreement) and $4,500 was recorded as stock-based compensation expense.

On August 26, 2019, the Company issued 1,000 shares pursuant to the Agreement (see Note 1). The shares were valued at $30 per share (the market price on the date of the agreement) and $30,000 was recorded as stock-based compensation expense.

On September 3, 2019, the Company issued in the aggregate 2,500 shares of common stock for consulting services to third parties, each receiving 1,250 shares (see Note 9). The shares were valued at $20 per share (the market price on the date of the agreement) and $50,000 was recorded deferred stock-based compensation.

On September 3, 2019, the Company issued 200 shares of common stock for web-site development services. The shares were valued at $20 per share (the market price on the date of the agreement) and $4,000 was recorded as stock-based compensation expense.

On September 20, 2019, the Company issued 100 shares of common stock for consulting services. The shares were valued at $14.20 per share (the market price on the date of the agreement) and $1,420 was recorded as stock-based compensation expense.

On September 25, 2019, the Company issued 300 shares of common stock for consulting services. The shares were valued at $9.00 per share (the market price on the date of the agreement) and $2,700 was recorded as stock-based compensation expense.

As of December 31, 2019, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 219,035 shares of common stock issued and outstanding.

Common stock to be issued

On October 19, 2018, the Company entered into a consulting agreement Draper (see Note 9). Pursuant to the consulting agreement the Company engaged Draper as an independent consultant and Draper agreed to provide the Company with consulting services. In exchange for the services to be provided by Draper pursuant to the consulting agreement, the Company agreed to issue Draper a total of 1,800 unregistered shares of the Company’s $0.001 par value per share, common stock, with 450 shares issued upon execution of the Consulting Agreement, and with 150 shares be issued and delivered each month at the beginning of the fourth month to the beginning of the twelve month, until the total amount of shares is issued. Either party can terminate the Consulting Agreement by giving 30 days written notice to the other party. For the year ended December 31, 2019, the Company recorded 1,350 shares of common stock to be issued, and valued the shares at $410,370, based on the market price of the common stock on the date of the shares being earned. For the year ended December 31, 2019, the company amortized $462,870 as stock-based compensation expense. As of December 31, 2019, there are 1,350 shares of common stock to be issued.

Preferred stock

As of December 31, 2019, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO at the time. This resulted in a change in control of the Company.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO and Director, at the time, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled. As of December 31, 2019, there are 50,000 shares of Series C Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

On February 4, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. The voting rights associated with the Series C Preferred Stock were amended whereby each share of Series C Preferred Stock shall entitle the holder thereof to have voting rights equal to two times the sum of all the number of shares of other classes of Company capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Company, divided by the number of shares of Preferred Stock issued and outstanding at the time of voting.

Stock subscription receivable

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600 shares of common stock.

NOTE 12 – SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

For the year ended December 31, 2019, the Company operated only in the United States. For the year ended December 31, 2018, the Company operated in two geographic segments, the United States and Hong Kong. Set out below are the revenues, gross profits and total assets for each segment.

Year ended December 31, 2018
Revenue:
United States	$107,851
Hong Kong	$49,607
$157,458
Gross Profit
United States	$107,851
Hong Kong	$9,915
$117,766

	December 31, 2019	December 31, 2018
Total Assets:
United States	$5,849,316	$658,350
Hong Kong	-	869
Total Assets	$5,849,316	$659,219

NOTE 13 – SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most other countries and infections have been reported globally. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

From January 1, 2020, through the date of this report the Company has issued 243,562,612 shares of common stock upon the conversion of $1,168,383 of principal and $195,437 of accrued interest and fees of convertible notes. The Company also issued 13,244,492 shares of common stock upon the exercise of warrants.

On January 16, 2020, the Company received via email from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not make the required January 6, 2020, license payment nor cure the default. Based on the termination of the Agreement, the Company recorded an impairment charge to goodwill of $274,854 as of December 31, 2019. The impairment charge was calculated as the difference of the carrying values of the assets acquired compared to the consideration and liabilities assumed in the transaction as follows:

Assets
Inventory	$378,061
Instruments, net	353,985
Patent rights, net	2,724,848
Goodwill	2,277,168
Total assets as of December 31, 2019	$5,734,062

Consideration issued and liabilities assumed
Common Stock payable	$245,000
License fee payable	1,234,089
Equity Line payable	45,359
Iberia Note	447,153
Inventory and Instrument note	595,379
Option to buy	2,892,228
Total consideration and liabilities assumed balances	$5,459,208
Impairment recorded December 31, 2019	$274,854

On January 8, 2020, the Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 12% Convertible Promissory Note, (the “Note”) in the principal amount of $38,000 in exchange for a purchase price of $35,000. The Note was funded by the Investor on January 13, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $3,000. The Note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions.

On February 4, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock (the “Preferred Stock”). The voting rights associated with the Preferred Stock were amended whereby each share of Preferred Stock shall entitle the holder thereof to have voting rights equal to two times the sum of all the number of shares of other classes of Company capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Company, divided by the number of shares of Preferred Stock issued and outstanding at the time of voting.

On February 7, 2020, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:1,000 reverse stock split of the Company’s common stock. The reverse stock split took effect on February 10, 2020. The Company filed a Certificate of Amendment – Certificate to Accompany Amended and Restated Articles of Incorporation with the State of Nevada, adding a paragraph to registrant’s Articles of Incorporation to effect the reverse stock split.

On February 26, 2020, the Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 12% secured convertible promissory note (the “Note”) in the aggregate principal amount of $132,750 in exchange for a purchase price of $117,750. Pursuant to the SPA, the Company agreed to pay the Investor $15,000 to cover the Investor’s due diligence expenses incurred in connection with the SPA and Note, which is to be offset against the proceeds of the Note. The Note was funded by the Investor on February 26, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,750. The Note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The proceeds will be used by the Company for general corporate purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions.

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Pursuant to the terms of the LOI, the Company will acquire 100% of the issued and outstanding shares of PCTI (the “PCTI Shares”) from Chis (the “Acquisition”). PCTI operates in the very high power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations. The Company believes the Acquisition will close by June 30, 2020, and is in the best interests of the Company and its’ shareholders. In conjunction with the LOI, Michael Chermak and Barry Hollander resigned as Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), respectively, and Brian Conway was named CEO and Interim CFO. Also, on February 28, 2020, in connection with entering into the LOI, the Company agreed to purchase and redeem 50,000 shares of the Company’s Series C Preferred Stock from Mr. Chermak for a total purchase price of $100,000 pursuant to a Redemption Agreement (the “Redemption Agreement”) requiring aggregate redemption payments of $100,000, of which $50,000 was paid upon the signing of the Redemption Agreement and $50,000 was paid on April 28, 2020, On April 28 2020 Mr. Conway was appointed to the Board of the Company, and Mr. Chermak resigned from the Board. Mr. Conway is the sole officer and director of the Company.

On February 28, 2020, the Company and Mr. Conway entered into an employment agreement (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an annual salary of $120,000, for his position of CEO of the Company, payable monthly.

On March 9, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $80,000, to an investor. The Note matures 6 months after the Issuance Date. The Note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $.25 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.25 or 50% of the lowest trading price for the thirty trading days prior to the conversion.

On April 28, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion.

On May 4, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $110,000, pursuant to a Securities Purchase Agreement we entered into with an investor. The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to the lower of $0.50 or 58% multiplied by the average of the two lowest closing trading price or bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

