Form 10-K/A
period 2019-12-31
OZOP SURGICAL CORP.
filed 2020-05-18
CIK 1679817

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

EXPLANATORY NOTE

Reason for this Amendment

Ozop Surgical Corp.(the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, solely to disclose that the Company had filed the Original 10-K after the March 30, 2020 deadline in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”) to delay the filing of the Annual Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 27, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days due to circumstances related to the COVID-19 pandemic. Specifically: (i) The Company is based in New York. New York was the epicenters of the coronavirus outbreaks in the United States and the Governor of New York had ordered all residents to stay at home excepting only essential travel; (ii) Separately, some of the Company’s professionals are located in South Florida, one of the epicenters of the coronavirus outbreaks in the United States; (iii) Lastly, the Company’s independent auditors are located in New Jersey, another one of the epicenters of the coronavirus outbreaks in the United States, and has staff with limited access to their offices which affected the timely completion of the annual audit.

These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures that will be included in the Company’s Form 10-K.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Financial Statement Schedules

None.