Form 10-Q
period 2020-03-31
OZOP SURGICAL CORP.
filed 2020-07-02
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55976

OZOP SURGICAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2540672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31Sandfort Lane

Warwick, NY 10990

(Address of principal executive offices) (zip code)

(845) 544-5112

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of June 30, 2020, there were 1,489,063,164 shares outstanding of the registrant’s common stock, $0.001 par value per share.

EXPLANATORY NOTE

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on May 15, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, due to the impact of the coronavirus COVID-19 (“COVID-19”) pandemic. As a result of the COVID-19 outbreak and the chain reactions it has caused throughout the world, the Company has been adversely affected due to its location and inability to work as normal. This has affected the efficiency of the Company’s quarterly report and the overall timeline of the Company’s preparation of the 10-Q to be filed with the SEC.

Ozop Surgical Corp.

OZOP SURGICAL CORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$35,209	$10,877
Prepaid expenses	3,792	5,417
Assets of discontinued operations	-	5,462,195
Total Current Assets	39,001	5,478,489

Property and equipment, net	3,337	4,001
Goodwill	194,951	194,951
License Rights, net of accumulated amortization	161,457	171,875
TOTAL ASSETS	$398,747	$5,849,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$441,071	$370,640
Accounts payable and accrued expenses, related parties	456,185	470,886
Convertible notes payable, net of discounts	2,499,627	1,694,227
Current portion of notes payable	95,000	425,033
Derivative liabilities	6,534,591	2,462,940
Liabilities of discontinued operations	75,270	5,592,706
Total Current Liabilities	10,101,744	11,016,432

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, no shares issued and outstanding) Series C Preferred Stock (50,000 shares authorized and issued and outstanding, par value $0.001)	50	50
Common stock (4,990,000,000 shares authorized par value $0.001; 5,158,493 and 219,035 shares issued and outstanding March 31, 2020, and December 31, 2019, respectively)	5,158	219
Deferred stock compensation	-	(49,033)
Common stock to be issued (1,350 shares issuable)	1	1
Additional paid in capital	6,173,895	5,090,936
Accumulated Deficit	(15,880,976)	(10,208,905)
Stock subscription receivable	(7,600)	(7,600)
Accumulated comprehensive gain	6,475	7,216
Total Stockholders’ Deficit	(9,702,997)	(5,167,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$398,747	$5,849,316

See notes to condensed consolidated financial statements.

OZOP SURGICAL CORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$-	$47,602

Operating expenses:
General and administrative, related parties	57,505	120,000
General and administrative, other	121,235	595,365
Research and development	-	53,204
Total operating expenses	178,740	768,569

Operating loss	(178,740)	(720,967)

Other (income) expenses:
Interest expense	3,821,325	367,474
Loss (Gain) on change in fair value of derivatives	1,534,173	(47,610)
Loss (Gain) on extinguishment of debt	195,542	(136,675)
Total Other Expenses	5,551,040	183,189

Loss from continuing operations before income taxes	(5,729,780)	(904,156)
Income tax provision	-	-
Loss from continuing operations	(5,729,780)	(904,156)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(29,147)	-
Gain from license termination, net of income taxes	86,856	-
Net loss	$(5,672,071)	$(904,156)
Other comprehensive income (loss):
Foreign currency translation adjustment	(741)	187
Comprehensive loss	$(5,672,812)	$(903,969)

Loss per share	$(4.81)	(30.95)

Weighted average shares outstanding
Basic and diluted	1,191,395	29,214

See notes to condensed consolidated financial statements.

OZOP SURGICAL CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

			Common stock		Series C		Deferred	Stock	Accumulated	Additional		Total Stockholders’
	Common stock		to be issued		Preferred Stock		Stock	Subscription	comprehensive	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	income	Capital	Deficit	(Deficit)
Balances January 1, 2020	219,035	$219	1,350	$1	50,000	$50	$(49,033)	$(7,600)	$7,216	$5,090,936	$(10,208,905)	(5,167,116)

Shares issued for conversions of note and interest payable	4,939,400	4,939	-	-	-	-	-	-	-	1,127,959	-	1,132,899

Adjustment for rounding of reverse split	58	-	-	-	-	-	-	-	-	-	-	-

Redemption Series C Preferred stock	-	-	-	-	(2,500)	(3)	-	-	-	(49,998)	-	(50,000)

Issuance Series C Preferred stock as compensation	-	-	-	-	2,500	3	-	-	-	4,998	-	5,000

Amortization of deferred stock compensation	-	-	-	-	-	-	49,033	-	-	-	-	49,033

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(741)	-	-	(741)

Net loss	-	-	-	-	f	-	-	-	-	-	(5,672,071)	(5,672,071)
Balances March 31, 2020	5,158,493	$5,158	1,350	$1	50,000	$50	$-	$(7,600)	$6,475	$6,173,895	$(15,880,976)	$(9,702,997)

OZOP SURGICAL CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

			Common stock		Series C			Deferred	Stock	Accumulated	Additional		Total Stockholders’
	Common stock		to be issued		Preferred Stock			Stock	Subscription	comprehensive	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Compensation	Receivable	income	Capital	Deficit	(Deficit)
Balances January 1, 2019	29,068	$29	-	$-	-	$		$(269,167)	$(7,600)	$8,228	$1,988,897	$(4,068,747)	$(2,348,360)

Shares issued for conversions of note and interest payable	231	-	-	-	-		-	-	-	-	51,750	-	51,750

Shares issued in private placement	160	-	-	-	-		-	-	-	-	80,000	-	80,000

Share issued and to be issued for services	171	-	450	1	-		-	(422,100)	-	-	422,099	-	-

Reclassification of derivatives for payments of convertibe notes	-	-	-	-	-		-	-	-	-	18,479	-	18,479

Amortization of deferred stock compensation	-	-	-	-	-		-	395,720	-	-	-	-	395,720

Unrealized gain on foreign translation	-	-	-	-	-		-	-	-	187	-	-	187

Net loss	-	-	-	-	-		-	-	-	-	-	(904,156)	(904,156)
Balances March 31, 2019	29,630	$29	450	$1	-		$-	$(295,547)	$(7,600)	$8,415	$2,561,225	$(4,972,903)	$(2,706,380)

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(5,729,780)	$(904,156)
Net gain from discontinued operations	57,709
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	3,688,762	331,682
Amortization and depreciation	11,081	11,216
Loss (Gain) on fair value change of derivatives	1,534,173	(47,610)
Loss (Gain) on extinguishment of debt	195,509	(136,675)
Stock compensation expense	54,033	395,720
Gain on termination of license	(86,856)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(16,438)
Prepaid expenses	1,624	10,610
Accounts payable and accrued expenses	124,901	91,624
Accounts payable and accrued expenses, related parties	(14,700)	(22,690)
Net cash used in operating activities-continuing operations	(221,253)	(286,717)
Net cash provided by operating activities-discontinued operations	89,326	-
Net cash used in operating activities	(131,927)	(286,717)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Redemption of preferred stock	(50,000)	-
Proceeds from sale of common stock	-	80,000
Proceeds from issuances of convertible notes payable	207,000	295,650
Payments of principal of convertible note payable and notes payable	-	(84,000)
Net cash provided by financing activities	157,000	291,650

Effects of exchange rate on cash	$(741)	$187

Net decrease in cash	24,332	5,120

Cash, Beginning of period	10,877	50,903

Cash, End of period	$35,209	$56,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,737	$6,755
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in convertible notes payable	$286,250	$47,350
Default penalties added to convertible notes payable	$272,400	$-
Issuance of common stock upon convertible note and accrued interest conversion	$181,320	$51,750
Reclassification of notes payable to convertible notes payable	$330,000	$-

Carrying value of assets and liabilities at termination of license with Spinal Resources, Inc.
Inventory	$374,500	$-
Implant instruments, net	350,825	-
Patent rights, net	2,714,204	-
Goodwill	2,002,314	-
License fee payable	(1,234,089)	-
Present value of option to buy SRI	(2,899,420)	-
Common stock payable	(245,000)
Iberia Note	(447,153)	-
Equity line payable	(45,359)	-
Note issued for inventory and instruments	(640,699)	-
Accrued interest	(16,979)	-
Gain on termination	$86,856	$-

See notes to condensed consolidated financial statements.

OZOP SURGICAL CORP

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

Binding Letter of Intent/Securities Purchase Agreement

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Pursuant to the terms of the LOI, the Company will acquire 100% of the issued and outstanding shares of PCTI (the “PCTI Shares”) from Chis  in consideration of (a) the issuance by the Company to Chis of (i) 47,500 shares of the Company’s Series C Preferred Stock, (ii) 18,667 shares of the Company’s Series D Preferred Stock (pursuant to a certificate of designation to be filed prior to closing), (iii) 500 shares of the Company’s Series E Preferred Stock (pursuant to a certificate of designation to be filed prior to closing); and (b) the Company paying $400,000 to PCTI by execution date of a definitive purchase agreement or at such other date as shall be agreed to by the parties (the “Acquisition”). $100,000 was paid May 26, 2020, and $300,000 was paid June 26,2020. PCTI operates in the very high-power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations. On June 26, 2020, the Company, PCTI and Chis signed a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Acquisition is to close by July 10, 2020, and is in the best interests of the Company and its’ shareholders.

Acquisition and Termination of Exclusive License Agreement

On August 23, 2019, the Company entered into an Exclusive License Agreement (the “Agreement”) with Spinal Resources, Inc. (“SRI”). Pursuant to the Agreement, SRI granted to the Company an exclusive license, for products, as defined in the Agreement, and utilized in spine and related surgical procedures. In accordance with ASC 805, the Company has determined to account for the Agreement as a business combination. As consideration for the Agreement, the Company agreed to pay license fees equal to $1,500,000, over the eighteen- month term of the Agreement. The Company recorded the liability at its present value of $1,234,089. Additionally, the Company has agreed to issue 6,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the Agreement, of which 1,000 shares were issued on August 23, 2019. The Company valued the shares issued at $49,000 (based on the market price of the common stock) and included the $49,000 as part of the consideration of the transaction. The remaining 5,000 shares to be issued has been recorded as a $245,000 liability to be paid in common stock and was included in the total consideration issued in the transaction. The Company also issued a Promissory Note (the “Note”) to SRI for $723,524 for the purchase of the inventory of the Products (as defined in the Agreement). This note has a stated interest rate of six percent (6%) and payment terms of this note are in eighteen equal installments, beginning on October 1, 2019. Either party may terminate the Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation). SRI also granted the Company an option to purchase the Company on or before the termination date of the license for a minimum of $5,500,000 which could have been increased based on the revenue rate at the time the option would be exercised. If the Company did not elect to exercise their option to purchase SRI, SRI can “put” the Acquisition to the Company. Any payments made for the license, this note and other liabilities assumed by the Company can be net against the option to buy price. The Company calculated the net minimum purchase price to be $3,093,604 and recorded the liability at its present value of $2,834,692. The difference of $258,912 was charged to interest expense over the option period.

The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction:

Purchase Price Allocation
Fair value of consideration issued	$5,286,305
Liabilities assumed	524,387
Total purchase price	$5,810,692
Assets acquired	$723,524
Intellectual Property/Technology	2,810,000
Goodwill	2,277,168
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

On January 16, 2020, the Company received from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not make the required January 6, 2020, license payment nor cure the default. Based on the termination of the Agreement, the Company recorded an impairment charge to goodwill of $274,854 as of December 31, 2019. The impairment charge was calculated as the difference of the carrying values of the assets acquired compared to the consideration and liabilities assumed in the transaction.

The Company recorded a gain of $86,856 for the three months ended March 31, 2020 based on the difference of the carrying values of the assets acquired and liabilities that were assumed in the transaction as follows:

Assets
Inventory	$374,500
Instruments, net	350,825
Patent rights, net	2,714,204
Goodwill	2,002,314
Total assets as of January 16, 2020	$5,441,843

Consideration issued and liabilities assumed
Common Stock payable	$245,000
License fee payable	1,234,089
Equity Line payable	45,359
Iberia Note	447,153
Inventory and Instrument note	640,699
Accrued interest	16,979
Option to buy	2,899,420
Total consideration and liabilities assumed balances	$5,528,699
Gain on termination of license	$86,856

See Note 12 for further discussion on discontinued operations.

Corporate Matters

OZOP was originally incorporated in Switzerland on November 28, 1998 under the name Perma Consultants Holding AG (“Perma”). On July 19, 2016, Mr. Eric Siu (“Siu”), a former director purchased 100% of the outstanding capital stock of Perma and changed the name from Perma to Ozop Surgical AG (“Ozop AG”). On February 1, 2018, Ozop AG was re-domiciled as a Delaware corporation and changed its name to Ozop Surgical, Inc. On July 28, 2016, Ozop formed as the sole member, Ozop Surgical, LLC (“Ozop LLC”), a Wyoming limited liability company. On October 28, 2016, Ozop acquired 100% of Ozop Surgical Limited (“Ozop HK”), from Siu, the sole shareholder of Ozop HK. Ozop HK, is a private limited company incorporated in Hong Kong.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On January 16, 2020, the Company received from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not cure a payment default within the cure period. As of March 31, 2020, the Company had a stockholders’ deficit of $9,702,996 and a working capital deficit of $10,062,742. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Management’s Plans

As a public company, management believes it will be able to access the public equities market for fund raising for product development and regulatory approvals, sales and marketing and as we expand our distribution in the US market, we will need to meet increasing inventory requirements.

On February 28, 2020, the Company entered into the LOI with PCTI, and Chis, PCTI’s CEO and its sole shareholder (see Note 1).

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on May 14, 2020.

The unaudited condensed consolidated financial statements include the accounts of the Company and Ozop and its wholly owned subsidiaries Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2020, and 2019, and their accounts receivable balance as of March 31, 2020:

	Sales % Three Months Ended March 31, 2020	Sales % Three Months Ended March 31, 2019	Accounts receivable balance March 31, 2020
Customer A	N/A	100%	$-0-

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

Purchase concentration

The principal purchases by the Company is comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three months ended March 31, 2020, and 2019:

	Purchase % Three Months Ended March 31, 2020	Purchase % Three Months Ended March 31, 2019
Supplier A	N/A	100%

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	March 31, 2020	December 31, 2019
Office equipment	$9,590	$9.590
Less: Accumulated Depreciation	(6,253)	(5,589)
Property and Equipment, Net	$3,337	$4,001

Depreciation expense was $664 and $799 for the three months ended March 31, 2020, and 2019, respectively.

Intangible Assets

Intangible assets primarily represent purchased patent and license rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2019, the Company impaired $44,200 of tradenames as management has decided not to go forward with the use of the trade name Spinus. For the three months ended March 31, 2020, and 2019, the Company recorded amortization expense of $10,418 and $10,417, respectively. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. During the year ended December 31, 2019, the Company recorded goodwill of $2,277,168, included in assets of discontinued operations in the accompanying balance sheet at December 31, 2019, related to the SRI transaction. The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. During the year ended December 31, 2019. the Company recorded an impairment of goodwill of $274,854, for the termination of the SRI License Agreement due to no known future cash flows being provided by the assets, and as of January 16, 2020, the Company wrote off the remaining Goodwill balance associated with SRI transaction of $2,002,314.

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

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations. .

On January 16, 2020, the Company pursuant to the termination of the SRI transaction Agreement (see Note 1) which meets the definition of a discontinued operation. Accordingly, the operating results of the SRI business are reported as a gain from discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2020. For additional information, see Note 12- Discontinued Operations.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of its’ customers. Revenues from Spinus were $47,602 for the three months ended March 31, 2019, and are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2020, and 2019.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2020, and 2019, the Company recorded $-0- and $56,802, respectively, of advertising and marketing expenses.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended March 31, 2020, and 2019, the Company recorded $-0- and $53,204 of research and development expenses, respectively.

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of this note transaction and the effective conversion price embedded in this note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, for each fair value hierarchy level:

March 31, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$6,534,591	$6,534,591

December 31, 2019	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,462,940	$2,462,940

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended March 31, 2020 and December 31, 2019, (Hong Kong dollar per one U.S. dollar):

	March 31,2020	December 31,2019
Balance sheet date	.1290	.1284
Average rate for statements of operations and comprehensive loss	.1287	.1276

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2020, and 2019, the Company’s dilutive securities are convertible into approximately 469,312,620 and 2,045 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of March 31, 2020, and December 31, 2019:

	March 31, 2020	March 31, 2019
Common stock to be issued	1,350	450
Convertible preferred stock	50,000	-
Convertible notes payable	469,261,270	4,035,679
	469,312,620	4,036,129

Recent Accounting Pronouncements

There have no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2020, that are of significance or potential significance to the Company.

NOTE 4 – INTANGIBLE ASSETS

Patents as of March 31, 2020, and December 31, 2019, consist of the following:

	March 31, 2020	December 31, 2019
Patents and license rights	$250,000	$250,000
Accumulated amortization	(88,543)	(78,125)
Net carrying amount	$161,457	$171,875

Amortization expense for the three months ended March 31, 2020, and 2019, was $10,418 and $10,417, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2017, OZOP issued 19 convertible promissory notes (the “2017 Notes”), in amounts of $10,000 to $50,000. OZOP received proceeds of $710,000 in the aggregate. The 2017 Notes matured on their one- year anniversary and bear interest at ten percent (10%). The initial conversion feature allowed the holders to convert this note and any unpaid interest due, into shares of the Company’s common stock on the 15th business day that the Company becomes listed, at conversion prices equal to discounts of 35%-50% of the average of the three lowest closing prices of the common stock. In August 2018, the Company offered any noteholder to convert their principal and interest into shares of common stock at $0.50 per share. OZOP also issued $25,500 of convertible notes for consulting fees. During the year ended December 31, 2018, the Company issued a $50,000 convertible promissory note (the “March 2018 Note”) and received proceeds of $50,000. The Company determined that the conversion feature of the 2017 Notes and the March 2018 Note (together, the “Notes”) did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock.

On April 13, 2018, the Company determined the conversion feature of this notes represented an embedded derivative since this note were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, this note were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of this notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to this note. Such discount was amortized from the date of issuance to the maturity dates of this notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in this note resulted in an initial debt discount of $620,075, interest expense of $14,000 and initial derivative liability of $634,075. On August 29, 2019, pursuant to a Debt Purchase Agreement, one investor sold the principal balance of $15,000, accrued and unpaid interest of $2,624 and a repayment balance of $5,250 to third party investor, for a total purchase price of $22,874 (see below). Also, on August 29, 2019, pursuant to a Debt Purchase Agreement, a second investor sold the principal balance of $25,000, accrued and unpaid interest of $4,248 and a repayment balance of $8,750 to third party investor, for a total purchase price of $37,998 (see below). On February 18, 2020, an investor purchased two $50,000 convertible notes from investors (see below). As of March 31, 2020, and December 31, 2019, the outstanding principal balance of the 2017 Notes was $75,000 and $175,000, respectively.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175, pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. This note bears interest at the rate of 12% per annum and is due and payable on April 13, 2019. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. This note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on this note at the rate of $850 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on April 27, 2018 and to last for a 30-day period. Following this period, the Repayment Amount increased to $1,100 per day until this note is satisfied in full. On June 28, 2018, this note was amended to increase the Repayment Amount to $1,750 per day. On August 29, 2018, the parties agreed to stop the Repayment Amount, and on November 20, 2018, the parties agreed to restart the Repayment Amount at $1,000 per day. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. The embedded conversion feature included in this note resulted in an initial debt discount of $359,500 interest expense of $150,730 and an initial derivative liability of $510,230. During the year ended December 31, 2019, the investor sold $30,000 of this note to another investor. This note is in default and during the year ended December 31, 2019, the Company recorded additional interest expense of $26,188 and added that amount to the principal amount outstanding. As of March 31, 2020, and December 31, 2019, the outstanding principal balance and carrying value of this note was $78,563. The balance of this note was converted during the three months ended June 30, 2020.

In connection with our obligations under this note, our executive officers at the time, and the Company entered into a Pledge Agreement (the “Pledge Agreement”) whereby they pledged as collateral for this note an aggregate of 19,900 shares of our common stock and we pledged the shares of our subsidiary OZOP Surgical, Inc. (collectively, the “Collateral”). Upon a default under the terms of this note, the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250, pursuant to a Securities Purchase Agreement we entered into with the investor. This note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. This note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on this note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until this note is satisfied in full. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. The embedded conversion feature included in this note resulted in an initial debt discount of $280,000 interest expense of $112,403 and an initial derivative liability of $392,403. This note is in default and during the year ended December 3, 2019, the Company recorded additional interest expense of $87,390 and added that amount to the principal amount outstanding. For the three months ended March 31, 2020, the investor converted a total of $10,044 of the face value and $2,899 of accrued interest into 428,477 shares of common stock. As of March 31, 2020, and December 31, 2019, the outstanding principal balance and carrying value of this note was $177.086 and $187,130, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On November 15, 2018, the Company issued a 12% convertible promissory note, in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matures November 15, 2019. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of this note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. Pursuant to this note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of this note. Pursuant to the Security Agreement, all of the obligations under this note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. This note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $363,806. For the three months ended March 31, 2020, the investor converted a total of $12,446 of the face value and $32,879 of accrued interest and fees into 695,877 shares of common stock. As of March 31, 2020, and December 31, 2019, the outstanding principal balance and carrying value of this note was $432,914 and $445,360, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On January 7, 2019, the Company issued an 8% convertible promissory note, in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matured January 7, 2020. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of this note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. This note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $111,500. For the three months ended March 31, 2020, amortization of the debt discounts of $2,416 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $150,000 with a carrying value of $150,000 and $147,584, as of March 31, 2020, and December 31, 2019, respectively.net of unamortized discounts of $2,416. The balance of this note was converted during the three months ended June 30, 2020.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Master Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Master Note, which is included in the principal balance of this note. On February 8, 2019, the Investor funded the first tranche under the Master Note, with a maturity date of February 8, 2020, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Master Note and on the same date, the Company issued this note to the Investor. This note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Master Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Master Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Master Note. The embedded conversion feature included in the Master Note resulted in an initial debt discount and derivative liability of $38,502. For the three months ended March 31, 2020, amortization of the debt discounts of $4,496 was charged to interest expense. For the three months ended March 31, 2020, the investor converted a total of $4,905 of the face value and $1,500 of fees into 349,000 shares of common stock. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of the Master Note was $6,735 and $11,640, respectively, with a carrying value as of March 31, 2020, and December 31, 2019, of $6,735 and $7,144, respectively. The balance of this note was converted during the six months ended June 30, 2020. In connection with the issuance of this Note, the Company issued warrants to acquire 55,000 shares of common stock, for a three-year period with an exercise price of $1,50 per share, subject to price adjustments. For the three months ended March 31, 2020, the Company valued the warrant on the Black Shoals option pricing model at $12,962 and recorded the amount as derivative expense with the offset to derivative liabilities.

On March 7, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $77,394. For the three months ended March 31, 2020, amortization of the debt discounts of $15,714 was charged to interest expense. For the three months ended March 31, 2020, the investor converted a total of $31,800 of the face value and $4.327 of accrued interest into 446,416 shares of common stock. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $31,800, respectively, with a carrying value as of December 31, 2019, of $16,086, net of unamortized discounts of $15,714.

On May 29, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $80,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on March 29, 2019, when the Company received proceeds of $73,300 after OID of $2,800, and disbursements for the lender’s transaction costs, fees and expenses of $3,900, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $70,418. For the three months ended March 31, 2020, amortization of the debt discounts of $19,280 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $80,000 with a carrying value of $67,259 and $47,979, net of unamortized discounts of $12,741 and $32,021, respectively. During the three months ended June 30, 2020, the investor converted a portion and sold the balance of this note to a third party.

On June 5, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on December 5, 2018. The Purchaser paid $93,391 to acquire this note. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $59,909. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $93,391. During the three months ended June 30, 2020, the Purchaser sold this note to a third-party investor.

On June 7, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on October 19, 2018. The Purchaser paid $77,000 to acquire this note. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $49,335. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $77,000. During the three months ended June 30, 2020, the Purchaser sold this note to a third-party investor.

On July 22, 2019, the Company issued a 10% convertible promissory note, in the principal amount of $38,900, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on July 24, 2019, when the Company received proceeds of $30,000 after OID of $3,900, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $31.452. For the three months ended March 31, 2020, amortization of the debt discounts of $10,088 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $38,900 with a carrying value of $26,401 and $16,313, net of unamortized discounts of $12,499 and $22,587, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On August 2, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $157,500, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on August 2, 2019, when the Company received proceeds of $150,000 after disbursements for the lender’s transaction costs, fees and expenses of $7,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $125,982. For the three months ended March 31, 2020, amortization of the debt discounts of $33,371 was charged to interest expense. For the three months ended March 31, 2020, the investor converted a total of $17,650 of the face value and $1,303 of accrued interest into 788,350 shares of common stock. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $139,850 and $157,500, respectively, with a carrying value of $95,377 and $79,656, net of unamortized discounts of $44,473 and $77,844, respectively.

On August 21, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $55,125, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the average of the lowest two trading prices during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on August 21, 2019, when the Company received proceeds of $50,000 after OID of $2,625, and disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $47,117. For the three months ended March 31, 2020, amortization of the debt discounts of $33,479 was charged to interest expense. For the three months ended March 31, 2020, the investor converted a total of $3,825 of the face value and $247 of accrued interest into 77,144 shares of common stock, and on March 9, 2020, sold the remining portion of this note to a third part investor (see below) for $76,000. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $55,125, respectively, with a carrying value of $21,646, as of December 31, 2019, net of unamortized discounts of $33,479. The Company also issued a warrant for $25,000 to the investor in consideration of the sale of this note. The Company valued the warrant based on the Back Scholes option pricing model of $56,049 and recorded the amount to derivative expense with the offset to derivative liabilities.

On August 19, 2019, the Company issued an 8% convertible promissory note, in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matures May 19, 2020. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of this note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. This note was funded on August 22, 2019, when the Company received proceeds of $75,000 after OID of $7,250, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $54,802. For the three months ended March 31, 2020, amortization of the debt discounts of $21,601 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $85,000 with a carrying value of $72,945 and $51,344, net of unamortized discounts of $12,055 and $33,656, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On August 23, 2019, the Company issued to a third-party investor a convertible redeemable promissory note with a face value of $37,800, including an original issue discount of $1,800. This note matures on May 23, 2020, has a stated interest of 10% and is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. This note was funded on August 26, 2019, when the Company received proceeds of $33,500, after disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $32,229. For the three months ended March 31, 2020, amortization of the debt discounts of $12,176 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $37,800 with a carrying value of $30,737 and $18,561, net of unamortized discounts of $7,063 and $19,239, respectively. During the three months ended June 30, 2020, the investor converted a portion of this note and sold the balance of this note to a third party.

On August 29, 2019, the Company issued a 10% convertible promissory note, in the principal amount of $45,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on September 4, 2019, when the Company received proceeds of $40,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $35,794. For the three months ended March 31, 2020, amortization of the debt discounts of $10,199 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $45,000 with a carrying value of $28,632 and $18,434, net of unamortized discounts of $16,368 and $26,566, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on September 1, 2017 (see above). The Purchaser paid $22,874 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of 13,793. For the year ended December 31, 2019, amortization of the debt discounts of $13,793 was charged to interest expense. For the three months ended March 31, 2020, the investor converted a total of $15,874 of the face value and $968 of accrued interest into 217,331 shares of common stock. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $-0- and $15,874, respectively.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on October 2, 2017 (see above). The Purchaser paid $37,998 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of $22,953. For the three months ended March 31, 2020, the investor converted a total of $5,000 of the face value into 117,494 shares of common stock As of March 31, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $32,998 and $37,998, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On October 1, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $68,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 61% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on October 2, 2019, when the Company received proceeds of $65,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $52,457. For the year ended December 31, 2019, amortization of the debt discounts of $13,864 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $68,000 with a carrying value of $40,280 and $26,416, net of unamortized discounts of $27,720 and $41,584, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On October 8, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $66,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on October 10, 2019, when the Company received proceeds of $57,000 after OID of $6,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,300, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $52,281. For the three months ended March 31, 2020, amortization of the debt discounts of $15,320 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $66,000 with a carrying value of $33,772 and $18,452, net of unamortized discounts of $32,228 and $47,548, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On October 24, 2019, the Company issued a convertible promissory note in the principal amount of $248,400, pursuant to a Securities Purchase Agreement we entered into with the investor. This note bears interest at the rate of 12% per annum and matures 12 months after the date of issuance. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest trading price for the 25 days prior to conversion. This note was funded on October 28, 2019, when the Company received proceeds of $200,000, after OID of $32,400, and disbursements for the lender’s transaction costs, fees and expenses of $16,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $203,637. For the three months March 31, 2020, amortization of the debt discounts of $63,009 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $248,400, with a carrying value of $89,277 and $26,717, net of unamortized discounts of $158,673 and $221,683, respectively. During the three months ended June 30, 2020, the investor converted a portion of this note and sold the balance of this note to a third party.

On October 24, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $225,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matures October 24, 2020. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) $0.05 and (2) 58% multiplied by the average of the 2 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. This note was funded on October 31, 2019, when the Company received proceeds of $202,250 after OID of $20,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $144,302. For the three months ended March 31, 2020, amortization of the debt discounts of $41,738 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $225,000 with a carrying value of $119,049 and $77,311, net of unamortized discounts of $105,951 and $147,689, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On October 25, 2019, the Company issued a convertible promissory note in the principal amount of $36,750, pursuant to a Securities Purchase Agreement we entered into with the investor. This note bears interest at the rate of 12% per annum and matures 12 months after the date of issuance. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest closing bid prices for the 20 days prior to conversion. This note was funded on October 25, 2019, when the Company received proceeds of $33,000, after OID of $1,750, and disbursements for the lender’s transaction costs, fees and expenses of $2,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $31,316. For the three months March 31, 2020, amortization of the debt discounts of $8,767 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $36,750, with a carrying value of $14,411 and $5,644, net of unamortized discounts of $22,340 and $31,106, respectively. The balance of this note was converted during the three months ended June 30, 2020.

On November 27, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 56% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on December 2, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $49,808. For the three months ended March 31, 2020, amortization of the debt discounts of $13,202 was charged to interest expense. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of this note was $53,000 with a carrying value of $17,828 and $4,626, net of unamortized discounts of $35,172 and $48,374, respectively. During the three months ended June 30, 2020, the investor sold this note a third-party investor.

On January 8, 2020, the Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 12% Convertible Promissory Note, in the principal amount of $38,000 in exchange for a purchase price of $35,000. This note was funded by the Investor on January 13, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $3,000. This note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $29,063. For the three months ended March 31, 2020, amortization of the debt discounts of $7,348 was charged to interest expense. As of March 31, 2020, the outstanding principal balance of this note was $38,000 with a carrying value of $13,285, net of unamortized discounts of $24,715. During the three months ended June 30, 2020, the investor sold this note a third-party investor.

On February 18, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on August 18, 2017 (see above). The Purchaser agreed to pay $50,000 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the three months ended March 31, 2020, the Company recorded additional interest expense of $111,350 due to various defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to the Assignment Agreement resulted in interest expense of $607,950 with the offset recorded to derivative liabilities. For the three months ended March 31, 2020, the investor converted a total of $29,249 accrued interest and fees into 1,533,400 shares of common stock. As of March 31, 2020, the outstanding principal balance of assigned note was $161,350. A portion of the balance of this note was converted during the three months ended June 30, 2020.

Also, on February 18, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on August 18, 2017 (see above). The Purchaser agreed to pay $50,000 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the three months ended March 31, 2020, the Company recorded additional interest expense of $111,350 due to various defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to the Assignment Agreement resulted in interest expense of $607,950 with the offset recorded to derivative liabilities. As of March 31, 2020, the outstanding principal balance of assigned note was $161,350. A portion of the balance of this note was converted during the three months ended June 30, 2020.

On February 26, 2020, the Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 12% secured convertible promissory note in the aggregate principal amount of $132,750 in exchange for a purchase price of $117,750. Pursuant to the SPA, the Company agreed to pay the Investor $15,000 to cover the Investor’s due diligence expenses incurred in connection with the SPA and Note, which is to be offset against the proceeds of this note. This note was funded by the Investor on February 26, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,750. This note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $86,001. For the three months ended March 31, 2020, amortization of the debt discounts of $8,646 was charged to interest expense. As of March 31, 2020, the outstanding principal balance of this note was $132,750 with a carrying value of $37,645, net of unamortized discounts of $95,105.

On February 26, 2020, the Company and an investor (the “Investor”) agreed to convert $330,000 of notes payable into a 12% convertible note with a face value of $330,000. This note is convertible into common stock at a conversion price equal to a 44% discount to the lowest trading price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature included in this note resulted in an initial derivative expense of $365,757 with the offset to derivative liabilities. On March 3, 2020, a third-party investor (the “Purchaser”), pursuant to a Debt Purchase Agreement, purchased this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the three months ended March 31, 2020, the Company recorded additional interest expense of $25,000 due to a default of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial derivative expense of $1,321,618 with the offset recorded to derivative liabilities. As of March 31, 2020, the outstanding principal balance of assigned note was $355,000.

On March 9, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on August 21, 2019 (see above). The Purchaser paid $76,000 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 50% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to the Assignment Agreement resulted in an initial debt discount and derivative liability of 76,000. For the three months ended March 31, 2020, amortization of the debt discounts of $6,365 was charged to interest expense. For the three months ended March 31, 2020, the investor converted a total of $4,403 of the face value and $2,000 of fees into 285,901 shares of common stock. As of March 31, 2020, the outstanding principal balance of assigned note was $71,597, with a carrying value of $1,962, net of unamortized discounts of $69,635. The balance of this note was converted during the three months ended June 30, 2020.

On March 9, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, in the principal amount of $80,000, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $.25 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.25 or 50% of the lowest trading price for the thirty trading days prior to the conversion. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $57,000. For the three months ended March 31, 2020, amortization of the debt discounts of $8,933 was charged to interest expense. As of March 31, 2020, the outstanding principal balance of this note was $80,000 with a carrying value of $8,933, net of unamortized discounts of $71,067.

A summary of the convertible note balance as of March 31, 2020, and December 31, 2019, is as follows:

	March 31, 2020	December 31, 2018

Principal balance	$3,247,433	$2,500,230
Unamortized discount	(747,806)	(806,003)
Ending balance, net	$2,499,627	$1,694,227

NOTE 6 – DERIVATIVE LIABILITIES

The Company determined the conversion feature of this notes, which contain a variable conversion rate, represented an embedded derivative since the notes were convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the derivative liabilities at March 31, 2020, and December 31, 2019, at $6,534,591 and $2,462,490, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of March 31, 2020, risk free interest rates from 0.15% to 0.17%, and volatility of 67% to 75% and as of December 31, 2019, risk-free interest rates from 1.57% to 1.77% and volatility of 31% to 36%. The initial derivative liabilities for convertible notes issued during the three months ended March 31, 2020, used the following assumptions; risk-free interest rates from 0.12% to 1.57% and volatility of 36% to 70%.

A summary of the activity related to derivative liabilities for the three months ended March 31, 2020, and the year ended December 31, 2019, is as follows:

Balance- January 1, 2019	$1,199,514
Issued during period	1,460,123
Converted or paid	(850,248)
Change in fair value recognized in operations	653,551
Balance- December 31, 2019	2,462,940
Issued during the period	3,295,095
Converted or paid	(757,617)
Change in fair value recognized in operations	1,534,173
Balance December 31, 2019	$6,534,591

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	March 31, 2020	December 31, 2019
Note payable, interest at 8%, matured September 6, 2018, in default	$-	$330,033
Notes payable, interest at 8%, matures January 5, 2020, currently in default	45,000	45,000
Other, due on demand, interest at 6%	50,000	50,000
Total notes payable	$95,000	$425,033

On February 26, 2020, the Company and this noteholder agreed to convert $330,033 of principal note balances to a 12% convertible note with a face value of $330,000 (see Note 5).

NOTE 8 – RELATED PARTY TRANSACTIONS

Employment Agreement

On February 28, 2020, the Company and Mr. Conway entered into an employment agreement (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was also issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000.

Management Fees and related party payables

For the three months ended March 31, 2020, and 2019, the Company recorded expenses to its officers in the following amounts:

	Three months ended March 31,
	2020	2019
CEO (incudes $5,000 stock-based compensation)	$15,000	$-
CEO, former	22,505	45,000
COO, former	-	45,000
CFO, former	20,000	30,000
Total	$57,505	$120,000

As of March 31, 2020, and December 31, 2019, included in accounts payable and accrued expenses, related party is $456,185 and $470,886, respectively, for the following amounts owed the Company’s former officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	March 31, 2020	December 31, 2019
Former CEO, former (1)	$9,630	$125
Former CEO, subsidiary (2)	145,370	144,639
Former COO and CCO (3)	162,085	162,085
Former COO (4)	112,500	112,500
Former CFO (5)	26,500	51,537
CEO	100	-
Total	$456,185	$470,866

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

Consulting Agreements

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As of March 31, 2020, and December 31, 2019, the balance owed Mr. Chaudhry is $162,085.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge and its assignees received 172 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three months ended March 31, 2020, the Company amortized $17,783 as stock-based compensation expense. As of March 31, 2020, the expense has been fully recognized.

On September 2, 2019, the Company entered Consulting Agreement (the “Agreement”) with a consultant to act as the Company’s Executive Vice President, Sales and Marketing (the “EVP”) through December 31, 2019, and to provide the Company with customary services of an EVP. The Company has agreed to compensate the consultant $10,000 per month. Either party may terminate the Agreement in its sole and absolute discretion. The parties have agreed that they will negotiate follow up agreement with terms and conditions to include salary, commission, bonuses and stock and or option grants or awards, to be consistent with industry standards for like size companies prior to the termination of the Agreement. For the year ended December 31, 2019, the Company has expensed $30,000. As of March 31, 2020, and December 31, 2019, the Company owes the EVP $10,000, included in liabilities of discontinued operations.

On September 3, 2019, the Company entered into an Investor Relations Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in the conception and implementation of the Company’s corporate and business development plan. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the three months ended March 31, 2020, the Company amortized $15,625 as stock-based compensation expense. As of March 31, 2020, the expense has been fully recognized.

On September 3, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in its general strategy for corporate communications. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the three months ended March 31, 2020, the Company amortized $15,625 as stock-based compensation expense. As of March 31, 2020, the expense has been fully recognized.

NOTE 10 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Three Months Ended
	March 31,
	2020	2019
Pre-tax loss	$(5,672,070)	$(904,155)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(1,191,935)	(189,873)
Tax rate difference between U.S. and foreign operations	-	231
Permanent differences	1,145163	111,325
Change of valuation allowance	45,972	78,317
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	March 31, 2020	December 31, 2019
Net operating losses carried forward	$1,068,042	$1,022,071
Less: Valuation allowance	(1,068,042)	(1,022,071)
Net deferred tax assets	$—	$—

As of March 31, 2020, the Company has approximately $4,618,000 and $595,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2020, and December 31, 2019, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2020, and 2019, and no provision for interest and penalties is deemed necessary as of March 31, 2020, and 2019.

Since the Company’s foreign subsidiaries have not generated income since inception, the Company believes that Tax Act will not have significant impact on the Company’s consolidated financial statements.

NOTE 11 – STOCKHOLDERS’ EQUITY

On January 21, 2020, the Company filed an amendment to its Certificate of Incorporation, with the Nevada Secretary of State, for 1-for-1,000 reverse stock split of our common stock (the “Reverse Stock Split”) effective February 10, 2020. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of one- thousand and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split. There were no changes to the authorized number of shares and the par value of our common stock.

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

During the three months ended March 31, 2020, holders of an aggregate of $105,947 in principal and $75,373 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 4,939,400 shares of our common stock at an average conversion price of $0.0367 per share.

As of March 31, 2020, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 5,158,493 shares of common stock issued and outstanding.

Common stock to be issued

For the year ended December 31, 2019, the Company recorded 1,350 shares of common stock to be issued, and valued the shares at $410,370, based on the market price of the common stock on the date of the shares being earned. For the year ended December 31, 2019, the company amortized $410,370 as stock-based compensation expense. As of March 31, 2020, and December 31, 2019, there are 1,350 shares of common stock to be issued.

Preferred stock

As of March 31, 2020, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO and Director, at the time, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled. As of March 31, 2020, and December 31, 2019, there are 50,000 shares of Series C Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

On February 28, 2020, pursuant to a share redemption agreement between the Company and Mr. Chermak pursuant to which, the Company agreed to redeem his 50,000 shares of Series C Preferred Stock for $100,000, ($2 per share), the Company redeemed 2,500 shares of series C Preferred Stock from Mr. Chermak, and issued 2,500 shares of Series C Preferred Stock to Mr. Conway, pursuant to Mr. Conway’s employment agreement. The Company valued the 2,500 shares issued to Mr. Conway at $5,000 ($2 per share).

Stock subscription receivable

On February 9, 2018, the Company recorded a stock subscription receivable from its officers and directors of $7,600 related to the issuance of 7,600 shares of common stock.

NOTE 12 – DISCONTINUED OPERATIONS

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this component are separately reported as “assets and liabilities held for disposal” as of December 31, 2019. The results of operations of this component, for all periods, are separately reported as “discontinued operations”. There have been no transactions between the Company and SRI since the termination.

A reconciliation of the major classes of line items constituting the gain from discontinued operations, net of income taxes as is presented in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020, are summarized below; there was no activity of the SRI business for the three months ended March 31, 2019.

Cost of goods sold	$4,326
Operating expenses:
Depreciation expense	13,805
Rent expense	2,222
Interest expense	8.794
Total operating expenses	24,821
Loss from discontinued operations	$(29,147)

Gain from license termination	$86,856

Liabilities of discontinued operations at March 31, 2020, of $75,270 consist of accounts payable and accrued expenses related to SRI.

The following table presents the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the condensed consolidated balance sheet at December 31, 2019:

Carrying amounts of major classes of assets included as part of assets held for discontinued operations
Inventory	$378,061
Prepaid expenses	2,987
Property and equipment, net	353,985
License rights, net	2,724,848
Goodwill	2,002,314
Total assets included in the assets of discontinued operations	$5,462,195

Carrying amounts of major classes of liabilities included as part of liabilities of discontinued operations
Accounts payable and accrued expenses	$88,178
Liability for common stock payable	245,000
Current portion of notes payable	1,131,771
Current portion of license fee payable	984,089
Long term portion of notes payable	1,440
Long term portion of license fee payable	250,000
Put option payable	2,892,228
Total liabilities included in the liabilities of discontinued operations	$5,592,706

NOTE 13 – SUBSEQUENT EVENTS

From April 1, 2020, through June 30, 2020, the Company has issued 1,416,298,485 shares of common stock upon the conversion of $3,261,774 of principal, accrued interest and fees of convertible notes. The Company also issued 67,606,186 shares of common stock upon the cashless exercise of warrants.

On April 27, 2020, the Company issued a 15% convertible redeemable note in the principal amount of $60,000. This note matures on April 27,2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. The Company received proceeds of $50,000 on April 27, 2020, and this note included an original issue discount of $10,000. This note proceeds will be used by the Company for general working capital purposes.

On April 28, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The Company received proceeds of $50,000 (including direct payments from the lender to certain Company vendors) on May 4, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $3,000. This note proceeds will be used by the Company for general working capital purposes.

On May 4, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $110,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lower of $0.50 or 58% multiplied by the average of the two lowest closing trading price or bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The Company received proceeds of $96,250 on May 6, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $13,750. This note proceeds will be used by the Company for general working capital purposes.

On May 5, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $162,000, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $03 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.03 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on May 13, 2020, and this note included an original issue discount of $62,000. This note proceeds will be used by the Company for general working capital purposes.

On May 7, 2020, the Company issued a 15% convertible redeemable note in the principal amount of $30,000. This note matures on May 7,2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. The Company received proceeds of $25,000 on May 7, 2020, and this note included an original issue discount of $5,000. This note proceeds will be used by the Company for general working capital purposes.

On May 26, 2020, the Company paid $100,000 to PCTI, pursuant to the LOI with PCTI.

On May 28, 2020, the Company issued a 15% convertible redeemable note in the principal amount of $30,000. This note matures on May 28, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. The Company received proceeds of $25,000 on May 28, 2020, and this note included an original issue discount of $5,000. This note proceeds will be used by the Company for general working capital purposes.

On June 1, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on June 1, 2020, and this note included an original issue discount of $27,500. This note proceeds will be used by the Company for general working capital purposes.

On June 11, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the twenty trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The Company received proceeds of $50,000 on June 12, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $3,000. This note proceeds will be used by the Company for general working capital purposes.

On June 23, 2020 (the “Execution Date”), the Company issued a 18% promissory note to an investor in the principal amount of $210,000. This note matures on the twenty forth month following the Execution Date. For the first nine months of this note, interest can be paid or added to the principal balance. Commencing on the tenth month following the Execution Date, all accrued interest is due and payable on a monthly basis (the “Monthly Interest Payment”). If any default arises from non-payment of the Monthly Interest Payment this note automatically converts to an 18% convertible debenture. The Company received proceeds of $175,000 on June 24, 2020, and this note included an original issue discount of $35,000. This note proceeds will be used by the Company for general working capital purposes.

On June 25, 2020, (the “Issuance Date”) the Company issued a 12% promissory note to an investor in the principal amount of $203,000. The maturity date of this note is June 25, 2021. Principal payments are due in six installments of $33,833 each, beginning 180 days after the Issuance Date. The investor has the right to convert any part of this note at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. This note proceeds will be used by the Company for general working capital purposes.

On June 26, 2020, the Company signed the SPA with PCTI and Chis (See Note 1) and paid $300,000 ($400,000 in the aggregate with the May 26, 2020 $100,000 paid) to PCTI pursuant to the terms of the LOI with PCTI. The Acquisition is scheduled to close July 10, 2020.

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

THE COMPANY

Ozop Surgical Corp. (the “Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada, for the purpose of renting out Segways and bicycles. Following the acquisition of OZOP Surgical, Inc., we have been engaged in the business of inventing, designing, developing, manufacturing and globally distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties. On May 8, 2018, we amended our Articles of Incorporation (the “Amendment”) to change our name from Newmarkt Corp. to Ozop Surgical Corp. in order to reflect more accurately the name of our core service offering and operations.

On January 21, 2020, the Company filed an amendment to its Certificate of Incorporation, with the Nevada Secretary of State, for 1-for-1,000 reverse stock split of our common stock (the “Reverse Stock Split”) effective February 10, 2020. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of one- thousand and no fractional shares were issued. All historical share in this report have been adjusted to reflect the Reverse Stock Split. There were no changes to the authorized number of shares and the par value of our common stock.

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

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Pursuant to the terms of the LOI, the Company will acquire 100% of the issued and outstanding shares of PCTI (the “PCTI Shares”) from Chis in consideration of (a) the issuance by the Company to Chis of (i) 47,500 shares of the Company’s Series C Preferred Stock, (ii) 18,667 shares of the Company’s Series D Preferred Stock (pursuant to a certificate of designation to be filed prior to closing), (iii) 500 shares of the Company’s Series E Preferred Stock (pursuant to a certificate of designation to be filed prior to closing); and (b) the Company paying $400,000 to PCTI by execution date of a definitive purchase agreement or at such other date as shall be agreed to by the parties (the “Acquisition”). PCTI operates in the very high-power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations. On June 26, 2020, the Company, PCTI and Chis signed a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Acquisition is to close by July 10, 2020, and is in the best interests of the Company and its’ shareholders.

Results of Operations for the three months ended March 31, 2020 and 2019:

Revenue

For the three months ended March 31, 2020, and 2019, the Company generated total revenue of $-0- and $47,602, respectively. For the three months ended March 31, 2020, the Company did not recognize any revenues due to the termination of the agreements with SRI (see above).The 2019 revenues are from the sale of Spinus’s spine surgery products. Revenues from Spinus are recognized as an agent and are recorded at net.

Operating expenses

Total operating expenses for the three months ended March 31, 2020, and 2019, were $178,740 and $768,569, respectively. The operating expenses were comprised of:

	Three months ended March 31,
	2019	2019
Management fees- related parties	$57,505	$120,000
Professional and consulting fees	25,425	47,256
Stock based compensation	49,033	395,720
Research and development	-	53,204
General and administrative	46,777	152,389
Total	$178,740	$768,569

On February 28, 2020, pursuant to the LOI with PCTI (see above) our CEO and CFO at the time resigned and Mr. Brian Conway was named CEO. Through that date the former CEO and CFO were compensated $22,205 and $20,000, respectively. The Company entered into an employment agreement with Mr. Conway, which includes a monthly salary of $10,000 and the immediate issuance of 2,500 shares of Series C Preferred Stock. The Company valued the Series C Preferred stock at $5,000 and is included in management fees for the three months ended March 31, 2020, along with his monthly compensation of $10,000. For the three months ended March 31, 2019, management fees consisted of monthly fees to our CEO, COO and CFO of $15,000, $15,000 and $10,000, respectively.

Stock based compensation for the three months ended March 31, 2020 is comprised of:

●	On March 24, 2019, the Company signed a one-year consulting agreement with a consultant. As compensation for its services under the agreement, the consultant and its assignees received 171 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three months ended March 31, 2020, the Company amortized $17,783 as stock-based compensation expense.

●	On September 3, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the agreement, the consultant received 1,250 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the three months ended March 31, 2020, the Company amortized $15,625 as stock-based compensation expense.

●	On September 3, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the agreement, the consultant received 1,250 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the three months ended March 31, 2020, the Company amortized $15,525 as stock-based compensation expense.

Stock based compensation for the three months ended March 31, 2019 is comprised of:

●	Amortization of $81,250 related to a one-year consulting agreement effective on August 31, 2018, pursuant to the issuance of 650,000 shares of common stock. The Company valued the shares at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $81,250 in stock-based compensation for the three months ended March 31, 2019.

●	On October 19, 2018, the company recorded the issuance of 450,000 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800,000 shares. The Company valued the shares issued at $0.50 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $52,500 in stock-based compensation for the three months ended March 31, 2019.

●	For the three months ended March 31, 2019, the Company recorded 450,000 shares of common stock to be issued pursuant to the one-year agreement above to issue 1,800,000 shares. The 450,000 shares were valued at $344,970, based on the market price of the common stock on their respective date of issuances, and the Company expensed $260,470 s stock-based compensation for the three months ended March 31, 2019.

●	On March 24, 2019, the Company signed a one-year consulting agreement with Newbridge. As compensation for its services under the Agreement, Newbridge and its assignees received 171,400 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three months ended March 31, 2019, the Company amortized $1,500 as stock-based compensation expense

Research and development costs of $-0- and $53,204 for the three months ended March 31, 2020, and 2019, respectively, were all costs related to development of new product.

General and administrative expenses, other

Total general and operating expenses, other, were $46,777 and $152,389 for the three months ended March 31, 2020, and 2019, respectively, and were comprised of:

	Three months ended March 31,
	2020	2019
Travel expenses	$109	$26,023
Advertising and marketing	-	25,779
Meals and entertainment	-	3,822
Commissions	-	8,100
Investor relations	12,505	62,756
Depreciation and amortization	11,081	11,216
Transfer agent	12,734	2,250
Other	10,348	12,443
Total	$46,777	$152,389

Other Income (Expenses)

Other expenses, net, for the three months ended March 31, 2020, and 2019, were $5,551,040 and $183,189, respectively, and were as follows.

	Three months ended March 31,
	2020	2019
Interest expense	$3,473,314	$48,792
Loss (Gain) on change in fair value of derivatives	1,534,173	(47,610)
Amortization of debt discounts	350,111	318,682
Loss (Gain) on extinguishment of debt	195,542	(136,675)
Total other expense (income), net	$5,551,040	$183,189

The increase in other expense is primarily a result of increases in losses on changes in fair values of derivatives, interest expense and amortization of debt discounts and losses on extinguishment of debt for the three months ended March 31, 2020.

Net loss

The net loss for the three months ended March 31, 2020, and 2019, was $5,672,071 and $904,156 respectively. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $1,000,000 of working capital to complete substantially all of its desired business activity for the next twelve months, including the closing of the PCTI transaction and bringing new products to market. The Company currently is not generating any revenues from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will require additional capital to continue to close the PCTI transaction, to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the three months ended March 31, 2020, we primarily funded our business operations with $207,000 of proceeds from the issuances of convertible note financings as well as $80,000 from the sale of 160,000 shares of common stock at $0.50 per share. Of the proceeds $50,000 was used to redeem 2,500 shares of Series C Preferred Stock from the Company’s former CEO and for working capital. We may continue to rely on the issuance of convertible promissory notes to fund our business operations.

As of March 31, 2020, we had cash of $35,209 as compared to $10,877 at December 31, 2019. As of March 31, 2020, we had current liabilities of $10,101,743 (including $6,534,591 of non-cash derivative liabilities), compared to current assets of $39,001, which resulted in a working capital deficit of $10,062,742. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, liabilities of discontinued operations and notes payable.

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities from continuing operations was $221,253, compared to $286,717 for the three months ended March 31, 2019. For the three months ended March 31, 2020, our net cash used in operating activities from continuing operations was primarily attributable to the net loss of $5,729,780, adjusted by the non-cash expenses of interest and amortization and depreciation of $3,699,843, losses on the fair value changes in derivatives and on extinguishment of debt of $1,534,173 and $195,509, respectively and stock-based compensation of $54,033, partially offset by the gain on the license termination of $86,856. Net changes of $111,825 in operating assets and liabilities reduced the cash used in operating activities.

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

Investing Activities

There were no investing activities for the three months ended March 31, 2020 and 2019.

Financing Activities

For the three months ended March 31, 2020, the net cash provided by financing activities was $157,000, compared to $291,650 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received $207,000 of proceeds from the issuances of convertible note financings and the Company purchased 2,500 shares of Series C Preferred Stock for $50,000.

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

Critical Accounting Policies

Our significant accounting policies are described in more details in this notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our unaudited financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on Ma 14, 2020.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. Revenues from Spinus of $47,602 for the three months ended March 31, 2020, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2020 and 2019.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2019, the Company recorded $53,204 of research and development expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of March 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2020, holders of an aggregate of $105,947 in principal and $75,373 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 4,939,400 shares of our common stock at an average conversion price of $0.0367 per share.

The issuances described above related to the conversion of debt were made in reliance on the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

10.1	Share Redemption Agreement dated April 13, 2018, by and between Newmarkt Corp. and Denis Razvodovskij (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2018).

10.2	Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 25, 2018).

10.3	Intellectual Property Portfolio License Agreement dated February 1, 2018 by and between Loubert S. Suddaby, MD and Spinus, LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2018).

10.4	Amended and Restated Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated September 27, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 28, 2018).

10.5+	Consulting Agreement entered into between Ozop Surgical Corp and Thomas J. McLeer dated October 1, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2018).

10.6	Consulting Agreement entered into between Ozop Surgical Corp. and Draper Inc. dated October 19, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2018).

10.7	October 24, 2018, consulting agreement with Jeffrey Patchen. (Incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed on November 14, 2018).

10.8	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.9	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.10	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

10.11	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.12	Redemption Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Michael Chermak, (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 28, 2020).

10.13+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

(d)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 2, 2020

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

