Form 10-Q
period 2020-06-30
OZOP SURGICAL CORP.
filed 2020-08-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2020

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

As of August 10, 2020, there were 2,904,963,462 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Surgical Corp.

OZOP SURGICAL CORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$304,676	$10,877
Advance for acquisition	400,000	-
Prepaid expenses	2,167	5,417
Assets of discontinued operations	-	5,462,195
Total Current Assets	706,843	5,478,489

Property and equipment, net	10,910	4,001
Goodwill	194,951	194,951
License Rights, net of accumulated amortization	151,041	171,875
TOTAL ASSETS	$1,063,745	$5,849,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$419,355	$370,640
Accounts payable and accrued expenses, related parties	419,692	470,886
Convertible notes payable, net of discounts	1,767,505	1,694,227
Current portion of notes payable	270,030	425,033
Derivative liabilities	9,471,445	2,462,940
Liabilities of discontinued operations	75,270	5,592,706
Total Current Liabilities	12,423,299	11,016,432
Long Term Liabilities
Note payable, net of discount	176,365	-
TOTAL LIABILITIES	12,599,663	11,016,432

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001, 50,000 shares issued and outstanding)
Series C Preferred Stock (50,000 shares authorized and 50,000 issued and outstanding, par value $0.001)	50	50
Common stock (4,990,000,000 shares authorized par value $0.001; 1,549,176,877 and 219,035 shares issued and outstanding June 30, 2020, and December 31, 2019, respectively)	1,549,177	219
Deferred stock compensation	-	(49,033)
Treasury stock, Series C Preferred Stock (47,500 shares, par value $0.001)	(100,000)	-
Common stock to be issued (1,350 shares issuable)	1	1
Additional paid in capital	28,452,220	5,090,936
Accumulated Deficit	(41,436,232)	(10,208,905)
Stock subscription receivable	(7,600)	(7,600)
Accumulated comprehensive gain	6,466	7,216
Total Stockholders’ Deficit	(11,535,918)	(5,167,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,063,745	$5,849,316

See notes to condensed consolidated financial statements.

OZOP SURGICAL CORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$-	$1,521	$-	$49,123

Operating expenses:
General and administrative, related parties	30,000	163,000	87,505	283,000
General and administrative, other	170,006	453,454	291,241	1,048,819
Research and development	-	10,400	-	63,604
Impairment	-	44,200	-	44,200
Total operating expenses	200,006	671,054	378,746	1,439,623

Operating loss	(200,006)	(669,533)	(378,746)	(1,390,500)

Other (income) expenses:
Interest expense	11,390,835	572,229	15,212,160	939,703
Loss (Gain) on change in fair value of derivatives	2,148,349	(20,762)	3,682,522	(68,372)
Loss on extinguishment of debt	11,816,065	696,241	12,011,607	559,566
Total Other Expenses	25,355,250	1,247,708	30,906,290	1,430,897

Loss from continuing operations before income taxes	(25,555,256)	(1,917,241)	(31,285,036)	(2,821,397)
Income tax provision	-	-	-	-
Loss from continuing operations	$(25,555,256)	$(1,917,241)	(31,285,036)	(2,821,397)
Discontinued operations:
Loss from discontinued operations, net of income taxes	-	-	(29,147)	-
Gain from license termination, net of income taxes	-	-	86,856	-
Net loss	$(25,555,256)	$(1,917,241)	$(31,227,327)	$(2,821,397)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	(717)	(750)	(530)
Comprehensive loss	$(25,555,265)	$(1,917,958)	$(31,228,077)	$(2,821,927)

Loss per share basic and fully diluted	$(0.06)	$(59.54)	$(0.14)	(91.87)

Weighted average shares outstanding
Basic and diluted	432,058,100	32,203	217,814,987	30,711

See notes to condensed consolidated financial statements.

OZOP SURGICAL CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common stock		Common stock to be issued		Series C Preferred Stock		Treasury	Deferred Stock	Stock Subscription	Accumulated comprehensive	Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Compensation	Receivable	income	Capital	Deficit	(Deficit)
Balances January 1, 2020	219,035	$219	1,350	$1	50,000	$50	$-	$(49,033)	$(7,600)	$7,216	$5,090,936	$(10,208,905)	(5,167,116)

Shares issued for conversions of note and interest payable	4,939,400	4,939	-	-	-	-	-	-	-	-	1,127,959	-	1,132,899

Adjustment for rounding of reverse split	58	-	-	-	-	-	-	-	-	-	-	-	-

Redemption Series C Preferred stock	-	-	-	-	(2,500)	-	(50,000)	-	-	-	-	-	(50,000)

Issuance Series C Preferred stock as compensation	-	-	-	-	2,500	-	-	-	-	-	4,998	-	5,000

Amortization of deferred stock compensation	-	-	-	-	-	-	-	49,033	-	-	-	-	49,033

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(741)	-	-	(741)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,672,071)	(5,672,071)

Balances March 31, 2020	5,158,493	5,158	1,350	1	50,000	50	(50,000)	-	(7,600)	6,475	6,223,895	(15,880,976)	(9,702,997)

Shares issued for conversions of note and interest payable	1,439,298,485	1,439,298	-	-	-	-	-	-	-	-	21,620,570	-	23,059,868

Redemption Series C Preferred stock	-	-	-	-	-	-	(50,000)	-	-	-	-	-	(50,000)

Shares issued upon cashless exercise of warrants	104,719,899	104,720	-	-	-	-	-	-	-	-	607,755	-	712,475

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(9)	-	-	(9)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(25,555,256)	(25,555,256)

Balances June 30, 2020	1,549,176,877	$1,549,177	1,350	$1	50,000	$50	$(100,000)	$-	$(7,600)	$6,466	$28,452,220	$(41,436,232)	$(11,535,917)

OZOP SURGICAL CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common stock		Common stock to be issued		Series B Preferred Stock		Treasury	Series C Preferred Stock			Deferred Stock	Stock Subscription	Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount		Compensation	Receivable	income	Capital	Deficit	(Deficit)
Balances January 1, 2019	29,068	$29	-	$-	-	$-	$-		$		$(269,167)	$(7,600)	$8,228	$1,988,897	$(4,068,747)	$(2,348,360)

Shares issued for conversions of note and interest payable	231	-	-	-				-		-	-	-	-	51,750	-	51,750

Shares issued in private placement	160	-	-	-				-		-	-	-	-	80,000	-	80,000

Share issued and to be issued for services	171	-	450	1				-		-	(422,100)	-	-	422,099	-	-

Reclassification of derivatives for payments of convertible notes	-	-	-	-				-		-	-	-	-	18,479	-	18,479

Amortization of deferred stock compensation	-	-	-	-				-		-	395,720	-	-	-	-	395,720

Unrealized gain on foreign translation	-	-	-	-				-		-	-	-	187	-	-	187

Net loss	-	-	-	-				-		-	-	-	-	-	(904,156)	(904,156)

Balances March 31, 2019	29,630	29	450	1	-	-	-	-		-	(295,547)	(7,600)	8,415	2,561,225	(4,972,903)	(2,706,380)

Shares issued for conversions of note and interest payable	5,597	6	-	-				-		-	-	-	-	995,809	-	995,815

Shares issued and to be issued for services	200	-	450	0				-		-	(55,500)	-	-	87,500	-	32,000

Amortization of deferred stock compensation	-	-	-	-				-		-	235,982	-	-	-	-	235,982

Shares issued in private placement	40	-	-	-				-		-	-	-	-	20,000	-	20,000

Shares of Series B Preferred Stock issued	-	-	-	-	1,000	1		-		-	-	-	-	67,999	-	68,000

Unrealized gain on foreign translation	-	-	-	-				-		-	-	-	(717)	-	-	(717)

Net loss for the three months ended June 30, 2019	-	-	-	-				-		-	-	-	-	-	(1,917,241)	(1,917,241)

Balances June 30, 2019	35,467	$35	900	$1	1,000	$1	$-	-		$-	$(115,065)	$(7,600)	$7,698	$3,732,533	$(6,890,144)	$(3,272,541)

See notes to condensed consolidated financial statements.

OZOP SURGICAL, CORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(31,285,036)	$(2,821,397)
Net gain from discontinued operations	57,709	-
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	14,727,584	860,561
Amortization and depreciation	22,313	22,433
Loss (Gain) on fair value change of derivatives	3,682,522	(68,372)
Loss on extinguishment of debt	12,011,607	559,567
Stock compensation expense	54,033	706,702
Gain on termination of license	(86,856)	-
Impairment	-	44,200
Changes in operating assets and liabilities:
Accounts receivable	-	42,590
Prepaid expenses	3,249	7,359
Accounts payable and accrued expenses	481,140	137,501
Accounts payable and accrued expenses, related parties	(51,193)	(28,924)
Net cash used in operating activities-continuing operations	(440,638)	(537,780)
Net cash provided by operating activities-discontinued operations	89,326	-
Net cash used in operating activities	(351,312)	(537,780)

Cash flows from investing activities:
Purchase of office and computer equipment	(8,389)	-
Advance for acquisition	(400,000)	-
Net cash used in investing activities	(408,389)	-

Cash flows from financing activities:
Redemption of preferred stock	(100,000)	-
Proceeds from sale of common stock	-	100,000
Proceeds from issuances of convertible notes payable	803,250	494,950
Proceeds from issuances of notes payable	351,000	-
Payments of principal of convertible note payable and notes payable	-	(102,805)
Net cash provided by financing activities	1,054,250	492,145

Effects of exchange rate on cash	$(750)	$(530)

Net increase (decrease) in cash	293,799	(46,165)

Cash, Beginning of period	10,877	50,903

Cash, End of period	$304,676	$4,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,737	$3,135
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in convertible notes payable	$202,500	$66,050
Default penalties added to convertible notes payable	$1,680,544	$-
Issuance of common stock upon convertible note and accrued interest conversion	$3,207,320	$155,440
Reclassification of notes payable to convertible notes payable	$330,000	$-

Carrying value of assets and liabilities at termination of license with Spinal Resources, Inc.
Inventory	$374,500	$-
Implant instruments, net	350,825	-
Patent rights, net	2,714,204	-
Goodwill	2,002,314	-
License fee payable	(1,234,089)	-
Present value of option to buy SRI	(2,899,420)	-
Common stock payable	(245,000)
Iberia Note	(447,153)	-
Equity line payable	(45,359)	-
Note issued for inventory and instruments	(640,699)	-
Accrued interest	(16,979)	-
Gain on termination	$86,856	$-

See notes to condensed consolidated financial statements.

OZOP SURGICAL CORP

Notes to Condensed Consolidated Financial Statements

June 30, 2020

NOTE 1 - ORGANIZATION

Business

Ozop Surgical Corp. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada. Following the acquisition of OZOP Surgical, Inc. (“Ozop”) as discussed below, we have been engaged in the business of inventing, designing, developing, manufacturing and distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties.

Stock Purchase Agreement

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. On June 26, 2020, the Company, PCTI and Chis signed a Stock Purchase Agreement (the “SPA”) and on July 10, 2020, the Company closed the SPA with PCTI and Chis, the sole shareholder of PCTI. Under the terms of the SPA, the Company acquired one thousand (1,000) shares of PCTI, which represents all of the outstanding shares of PCTI, from Chis in exchange for a cash payment of $400,000 (of which $100,000 was paid May 26, 2020, and $300,000 was paid June 26,2020) and is presented as advance for acquisition on the accompanying balance sheet, and the issuance of 47,500 shares of the Company’s Series C Preferred Stock, 18,667 shares of the Company’s Series D Preferred Stock, and 500 shares of the Company’s Series E Preferred Stock to Chis. PCTI operates in the very high-power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations

Acquisition and Termination of Exclusive License Agreement

On August 23, 2019, the Company entered into an Exclusive License Agreement (the “Agreement”) with Spinal Resources, Inc. (“SRI”). Pursuant to the Agreement, SRI granted to the Company an exclusive license, for products, as defined in the Agreement, and utilized in spine and related surgical procedures. In accordance with ASC 805, the Company has determined to account for the Agreement as a business combination. As consideration for the Agreement, the Company agreed to pay license fees equal to $1,500,000, over the eighteen- month term of the Agreement. The Company recorded the liability at its present value of $1,234,089. Additionally, the Company has agreed to issue 6,000 shares of restricted common stock on a quarterly basis, pursuant to the terms of the Agreement, of which 1,000 shares were issued on August 23, 2019. The Company valued the shares issued at $49,000 (based on the market price of the common stock) and included the $49,000 as part of the consideration of the transaction. The remaining 5,000 shares to be issued has been recorded as a $245,000 liability to be paid in common stock and was included in the total consideration issued in the transaction. The Company also issued a Promissory Note (the “Note”) to SRI for $723,524 for the purchase of the inventory of the Products (as defined in the Agreement). This note has a stated interest rate of six percent (6%) and payment terms of this note are in eighteen equal instalments, beginning on October 1, 2019. Either party may terminate the Agreement upon written notice if the other party has failed to remedy a material breach within 30 days (or 15 days in the case of a breach of a payment obligation). SRI also granted the Company an option to purchase the Company on or before the termination date of the license for a minimum of $5,500,000 which could have been increased based on the revenue rate at the time the option would be exercised. If the Company did not elect to exercise their option to purchase SRI, SRI can “put” the Acquisition to the Company. Any payments made for the license, this note and other liabilities assumed by the Company can be net against the option to buy price. The Company calculated the net minimum purchase price to be $3,093,604 and recorded the liability at its present value of $2,834,692. The difference of $258,912 was charged to interest expense over the option period.

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

The Company recorded a gain of $86,856 for the six months ended June 30, 2020 based on the difference of the carrying values of the assets acquired and liabilities that were assumed in the transaction as follows:

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On January 16, 2020, the Company received from SRI notice that the Agreement dated August 23, 2019, between SRI and the Company has been revoked, as the Company did not cure a payment default within the cure period. As of June 30, 2020, the Company had a stockholders’ deficit of $11,535,918 and a working capital deficit of $11,716,456. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

On July 10, 2020, the Company entered into the SPA with PCTI, and Chis, PCTI’s CEO and its sole shareholder (see Note 1).

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on May 14, 2020.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2020, and 2019, and their accounts receivable balance as of June 30, 2020:

	Sales % Three Months Ended June 30, 2020	Sales % Three Months Ended June 30, 2019	Sales % Six Months Ended June 30, 2020	Sales % Six Months Ended June 30, 2019	Accounts receivable balance June 30, 2020
Customer A	N/A	100%	N/A	100%	$-

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

Inventory

Inventory, if any, which consists of finished goods, is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Purchase concentration

The principal purchases by the Company is comprised of finished goods that the Company sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three and six months ended June 30, 2020, and 2019:

	Purchase % Three Months Ended June 30, 2020	Purchase % Three Months Ended June 30, 2019	Purchase % Six Months Ended June 30, 2020	Purchase % Six Months Ended June 30, 2019
Supplier A	N/A	100%	N/A	100%

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	June 30, 2020	December 31, 2019
Office equipment	$17,979	$9.590
Less: Accumulated Depreciation	(7,069)	(5,589)
Property and Equipment, Net	$10,910	$4,001

Depreciation expense was $816 and $1,480 for the three and six months ended June 30, 2020, respectively, and $800 and $1,599 for the three and six months ended June 30, 2019, respectively.

Intangible Assets

Intangible assets primarily represent purchased patent and license rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2019, the Company impaired $44,200 of tradenames as management has decided not to go forward with the use of the trade name Spinus. For the three and six months ended June 30, 2020, the Company recorded amortization expense of $10,415 and $20,833, respectively and the three and six months ended June 30, 2019, $10,417 and $20,834, respectively. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of its’ customers. Revenues from Spinus were $1,521 and $47,602 for the three and six months ended June 30, 2019, and are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2020, and 2019.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the six months ended June 30, 2020, and 2019, the Company recorded $1,226 and $59,422, respectively, of advertising and marketing expenses.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the six months ended June 30, 2020, and 2019, the Company recorded $-0- and $63,604 of research and development expenses, respectively.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019, for each fair value hierarchy level:

June 30, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$9,471,445	$9,471,445

December 31, 2019	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,462,940	$2,462,940

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the periods ended June 30, 2020 and December 31, 2019, (Hong Kong dollar per one U.S. dollar):

	June 30, 2020	December 31, 2019
Balance sheet date	.1290	.1284
Average rate for statements of operations and comprehensive loss	.1288	.1276

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2020, and 2019, the Company’s dilutive securities are convertible into approximately 923,181,023 and 138,402,792 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of June 30, 2020, and 2019:

	June 30, 2020	June 30, 2019
Common stock to be issued	1,350	750
Convertible preferred stock	50,000	-
Convertible notes payable	923,129,673	138,402,042
	923,181,023	138,402,792

Recent Accounting Pronouncements

There have no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2020, that are of significance or potential significance to the Company.

NOTE 4 – INTANGIBLE ASSETS

Patents as of June 30, 2020, and December 31, 2019, consist of the following:

	June 30, 2020	December 31, 2019
Patents and license rights	$250,000	$250,000
Accumulated amortization	(98,959)	(78,125)
Net carrying amount	$151,041	$171,875

Amortization expense for the six months ended June 30, 2020, and 2019, was $20,834 respectively.

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

On April 13, 2018, the Company determined the conversion feature of the Notes represented an embedded derivative since the Notes were convertible into a variable number of shares upon conversion. Accordingly, on April 13, 2018, the Notes were not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of the derivative instruments of the Notes that occurred prior to April 13, 2018, were recorded as a liability on April 13, 2018, with the corresponding amount recorded as a discount to the notes. Such discount was amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the reporting period, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Notes resulted in the recognition of a derivative liability. On August 29, 2019, pursuant to a Debt Purchase Agreement, one investor sold the principal balance of $15,000, accrued and unpaid interest of $2,624 and a repayment balance of $5,250 to third party investor, for a total purchase price of $22,874 (see below). Also, on August 29, 2019, pursuant to a Debt Purchase Agreement, a second investor sold the principal balance of $25,000, accrued and unpaid interest of $4,248 and a repayment balance of $8,750 to third party investor, for a total purchase price of $37,998 (see below). On February 18, 2020, an investor purchased two $50,000 convertible notes from investors (see below). On June 23, 2020, pursuant to a Debt Purchase Agreement, one investor sold the principal balance of $50,000 and a repayment balance of $10,000 to third party investor, for a total purchase price of $60,000 (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of the 2017 Notes was $25,000 and $175,000, respectively.

On April 13, 2018, we issued a convertible promissory note in the principal amount of $442,175, pursuant to a Securities Purchase Agreement we entered into with an investor dated April 1, 2018. This note bears interest at the rate of 12% per annum and was due and payable on April 13, 2019. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. This note was funded on April 13, 2018, when the Company received proceeds of $350,000, after OID of $57,675, and disbursements for the lender’s transaction costs, fees and expenses of $34,500, of which $25,000 were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. During the year ended December 31, 2019, the investor sold $30,000 of this note to another investor. This note was in default and during the year ended December 31, 2019, the Company recorded additional interest expense of $26,188 and added that amount to the principal amount outstanding. For the six months ended June 30, 2020, the investor converted a total of $52,375 of the face value and $39,670 of accrued interest into 35,813,035 shares of common stock, at an average conversion price of $0.00257. During the six months ended June 30, 2020, the Company wrote off the remaining principal balance of $26,188 and recognized a gain on debt extinguishment of $26,188. As of June 30, 2020, and December 31, 2019, the outstanding principal balance and carrying value of this note was $-0- and $78,563, respectively.

On August 29, 2018, we issued a convertible promissory note in the principal amount of $339,250, pursuant to a Securities Purchase Agreement we entered into with the investor. This note bears interest at the rate of 12% per annum and is due and payable on August 29, 2019. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 55% of the average of the lowest trading price for the 25 days prior to conversion. This note was funded on August 29, 2018, when the Company received proceeds of $280,000, after OID of $44,250, and disbursements for the lender’s transaction costs, fees and expenses of $15,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. Periodic payments are due by us on this note at the rate of $1,000 per day (the “Repayment Amount”) via direct withdrawal from our bank account, beginning on August 30, 2018, until this note is satisfied in full. From time to time the investor waives any Repayment Amount for a period of time as agreed upon. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. This note was in default and during the year ended December 31, 2019, the Company recorded additional interest expense of $87,390 and added that amount to the principal amount outstanding. For the six months ended June 30, 2020, the investor converted a total of $112,141 of the face value and $4,630 of accrued interest into 23,237,756 shares of common stock at an average conversion price of $0.0053. During the six months ended June 30, 2020, the Company wrote off the remining principal balance of $74,990 and recognized $74,990 as a gain on debt extinguishment. As of June 30, 2020, and December 31, 2019, the outstanding principal balance and carrying value of this note was $-0- and $187,130, respectively.

On November 15, 2018, the Company issued a 12% convertible promissory note, in the principal amount of $500,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matures November 15, 2019. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of this note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. Pursuant to this note, the Company agreed to include on its next registration statement filed with the Securities and Exchange Commission, all shares issuable upon conversion of this note. Pursuant to the Security Agreement, all of the obligations under this note are secured by a first security interest in and to all of the Company’s rights, title and interests in, to and under all assets and all personal property of the Company. The Security Agreement includes customary representations, warranties and covenants by the Company. This note was funded on November 19, 2018, when the Company received proceeds of $458,500 after OID of $37,500, and disbursements for the lender’s transaction costs, fees and expenses of $4,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, the investor converted a total of $445,360 of the face value and $39,570 of accrued interest and fees into 150,631,924 shares of common stock at an average conversion price of $0.0032. As of June 30, 2020, and December 31, 2019, the outstanding principal balance and carrying value of this note was $-0- and $445,360, respectively. In connection with the issuance of this note, during the six months ended June 30, 2020, the Company issued 43,500,000 shares upon the cashless exercise of warrants issued.

On January 7, 2019, the Company issued an 8% convertible promissory note, in the principal amount of $150,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matured January 7, 2020. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of this note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. This note was funded on January 9, 2019, when the Company received proceeds of $133,250 after OID of $14,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $2,416 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $150,000 of the face value and $28,664 of accrued interest and fees into 96,727,034 shares of common stock at an average conversion price of $0.00185. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $150,000 with a carrying value of $147,584, as of December 31, 2019, net of unamortized discounts of $2,416.

On February 5, 2019, the Company issued an 8% convertible promissory note (the “Master Note”) in the aggregate principal amount of up to $165,000 in exchange for an aggregate purchase price of up to $148,500 with an original issue discount of $16,500 to cover the Investor’s accounting fees, due diligence fees, monitoring and other transactional costs incurred in connection with the purchase and sale of the Master Note, which is included in the principal balance of this note. On February 8, 2019, the Investor funded the first tranche under the Master Note, with a maturity date of February 8, 2020, and the Company received $49,500 ($47,500 after payment of $2,000 of the Investor’s legal fees) for this first tranche of $55,000 under the Master Note and on the same date, the Company issued this note to the Investor. This note is convertible into shares of the Company’s common stock, beginning on the date which is 180 days from the issuance date of the Master Note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of conversion of the Master Note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of the Master Note. The embedded conversion feature included in the Master Note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $12,102 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $22,105 of the face value and $4,400 of fees into 6,017,711 shares of common stock at an average conversion price of $0.0044. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of the Master Note was $-0- and $11,640, respectively, with a carrying value as of December 31, 2019, of $7,144, net of unamortized discounts of $4,496. In connection with the issuance of this Note, during the six months ended June 30, 2020, the Company issued 20,138,746 shares upon the cashless exercise of warrants issued.

On March 7, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on March 11, 2019, when the Company received proceeds of $77,900 after OID of $3,000, and disbursements for the lender’s transaction costs, fees and expenses of $4,100, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $15,714 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $31,800 of the face value and $3,427 of accrued interest into 446,416 shares of common stock at an average conversion price of $0.07891. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $31,800, respectively, with a carrying value as of December 31, 2019, of $16,086, net of unamortized discounts of $15,714.

On May 29, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $80,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on March 29, 2019, when the Company received proceeds of $73,300 after OID of $2,800, and disbursements for the lender’s transaction costs, fees and expenses of $3,900, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $32,021 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $19,300 of the face value and $2,058 of accrued interest into 3,784,352 shares of common stock at an average conversion price of $0.00564. On May 28, 2020, pursuant to a Debt Purchase Agreement, the investor sold the principal balance of $60,700 and accrued and unpaid interest of $6,665 to third party investor, for a total purchase price of 67,365 (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $80,000, respectively, with a carrying value on December 31, 2019, of $47,979, net of unamortized discounts of $32,021.

On June 5, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on December 5, 2018, with a maturity date of December 5, 2019. The Purchaser paid $93,391 to acquire this note. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in the recognition of a derivative liability. On April 17, 2020, the Purchaser sold the note to another third- party investor (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $-0- and $93,391, respectively.

On June 7, 2019, an investor (the “Purchaser”) pursuant to an Assignment Agreement, purchased a convertible note issued by the Company on October 19, 2018, with a maturity date of October 19, 2019. The Purchaser paid $77,000 to acquire this note. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 65% multiplied by the average of the lowest two trading prices during the 15- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The embedded conversion feature pursuant to the Assignment Agreement resulted in the recognition of a derivative liability. On April 24, 2020, the Purchaser sold the note to another third- party investor (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $-0- and $77,000, respectively.

On July 22, 2019, the Company issued a 10% convertible promissory note, in the principal amount of $38,900, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on July 24, 2019, when the Company received proceeds of $30,000 after OID of $3,900, and disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $22,587 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $38,900 of the face value and $2,714 of accrued interest into 6,379,036 shares of common stock at an average conversion price of $0.00652. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $38,900, respectively, with a carrying value as of December 31, 2019, of $16,313, net of unamortized discounts of $22,587.

On August 2, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $157,500, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on August 2, 2019, when the Company received proceeds of $150,000 after disbursements for the lender’s transaction costs, fees and expenses of $7,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $77,844 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $157,500 of the face value and $13,523 of accrued interest into 23,114,263 shares of common stock at an average conversion price of $0.0074. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $157,500, respectively, with a carrying value as of December 31, 2019, of $79,656, net of unamortized discounts of $77,844.

On August 21, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $55,125, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the average of the lowest two trading prices during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on August 21, 2019, when the Company received proceeds of $50,000 after OID of $2,625, and disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability . For the six months ended June 30, 2020, amortization of the debt discounts of $33,479 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $3,825 of the face value and $247 of accrued interest into 77,144 shares of common stock at an average conversion price of $0.05278, and on March 9, 2020, sold the remining portion of this note to a third part investor (see below) for $76,000. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $55,125, respectively, with a carrying value of $21,646, as of December 31, 2019, net of unamortized discounts of $33,479. On March 9, 2020, the Company also issued a warrant for $25,000 to the investor in consideration of the sale of this note. The exercise price of the warrant is equal to a 42% discount of the average of the two lowest trading prices of the Company’s common stock for the twenty days preceding the exercise and the warrant expires September 9, 2020. For the six months ended June 30, 2020, the Company issued 3,967,740 shares of common stock upon the cashless exercises of the warrant.

On August 19, 2019, the Company issued an 8% convertible promissory note, in the principal amount of $85,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matures May 19, 2020. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) the lowest trading price during the previous 20 trading day period ending on the last completed trading date prior to the date of this note and (2) 65% multiplied by the average of the 3 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. This note was funded on August 22, 2019, when the Company received proceeds of $75,000 after OID of $7,250, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $33,656 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $85,000 of the face value and $7,121 of accrued interest into 39,658,500 shares of common stock at an average conversion price of $0.00232. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $85,000, respectively, with a carrying value as of December 31, 2019, of $51,344, net of unamortized discounts of $33,656. The Company also issued a five- year warrant to purchase 28,333 shares of common stock at an exercise price of $1.50, subject to adjustments.

On August 23, 2019, the Company issued to a third-party investor a convertible redeemable promissory note with a face value of $37,800, including an original issue discount of $1,800. This note matures on May 23, 2020, has a stated interest of 10% and is convertible into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest trading prices for the 20 days prior to conversion. This note was funded on August 26, 2019, when the Company received proceeds of $33,500, after disbursements for the lender’s transaction costs, fees and expenses of $2,500, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $19,239 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $24,317 of the face value and $2,980 of accrued interest into 4,336,000 shares of common stock at an average conversion price of $0.0063, and on April 28, 2020, sold the remining portion of $13,483 of this note to a third- party investor (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $0-0 and $37,800, respectively, with a carrying value as of December 31, 2019, of $18,561, net of unamortized discounts of $19,239.

On August 29, 2019, the Company issued a 10% convertible promissory note, in the principal amount of $45,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 60% multiplied by the average of the lowest two trading prices during the 20 trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on September 4, 2019, when the Company received proceeds of $40,000 after disbursements for the lender’s transaction costs, fees and expenses of $5,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $26,567 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $45,000 of the face value and $2,838 of accrued interest into 7,933,325 shares of common stock at an average conversion price of $0.00603. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $45,000, respectively, with a carrying value as of December 31, 2019, of $18,434, net of unamortized discounts of $26,566.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note issued by the Company on September 1, 2017 (see above). The Purchaser paid $22,874 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, the investor converted a total of $15,874 of the face value and $968 of accrued interest into 217,331 shares of common stock at an average conversion price of $0.0775. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $-0- and $15,874, respectively.

On August 29, 2019, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note issued by the Company on October 2, 2017 (see above). The Purchaser paid $37,998 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 35% discount to the average of the 3 lowest closing prices of the common stock for fifteen prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, the investor converted a total of $37,998 of the face value and $2,331 of accrued interest into 3,781,509 shares of common stock at an average conversion price of $0.01066. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of assigned note was $-0- and $37,998, respectively.

On October 1, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $68,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 61% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on October 2, 2019, when the Company received proceeds of $65,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $41,584 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $68,000 of the face value and $4,080 of accrued interest into 9.186,036 shares of common stock at an average conversion price of $0.00785. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $68,000, respectively, with a carrying value as of December 31, 2019, of $26,416, net of unamortized discounts of $41,584.

On October 8, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $66,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the two lowest trading prices of the Company’s common stock for the previous 20 trading day period ending on the date the notice of conversion of this note is received by the Company. This note was funded on October 10, 2019, when the Company received proceeds of $57,000 after OID of $6,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,300, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $83,398 was charged to interest expense. For the six months ended June 30, 2020, the investor added $37,750 od defaults to the principal balance of the note. For the six months ended June 30, 2020, the investor converted a total of $103,750 of principal and $2,640 of accrued interest into 24,394,666 shares of common stock at an average conversion price of $0.00436. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $66,000, respectively, with a carrying value as of December 31, 2019, of $18,452, net of unamortized discounts of $47,548.

On October 24, 2019, the Company issued a convertible promissory note in the principal amount of $248,400, pursuant to a Securities Purchase Agreement we entered into with the investor. This note bears interest at the rate of 12% per annum and matures 12 months after the date of issuance. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 60% of the lowest trading price for the 25 days prior to conversion. This note was funded on October 28, 2019, when the Company received proceeds of $200,000, after OID of $32,400, and disbursements for the lender’s transaction costs, fees and expenses of $16,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months June 30, 2020, amortization of the debt discounts of $221,683 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $48,400 of principal and $16,796 of accrued interest into 26,288,995 shares of common stock at an average conversion price of $0.00248, and on May 7, 2020, sold the remining portion of $200,000 of this note to a third- party investor (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $248,400, respectively, with a carrying value as of December 31, 2019, of $26,717, net of unamortized discounts of $221,683.

On October 24, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $225,000, pursuant to a Securities Purchase Agreement we entered into with the investor. This note matures October 24, 2020. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lesser of (1) $0.05 and (2) 58% multiplied by the average of the 2 lowest trading prices of the Company’s common stock during the 20 day trading period ending on the latest completed trading day of the common stock prior to the date of conversion of this note. This note was funded on October 31, 2019, when the Company received proceeds of $202,250 after OID of $20,000, and disbursements for the lender’s transaction costs, fees and expenses of $2,750, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months ended June 30, 2020, amortization of the debt discounts of $147,689 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $225,000 of principal and $16,858 of accrued interest into 125,613,294 shares of common stock at an average conversion price of $0.00193. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $225,000, respectively, with a carrying value as of December 31, 2019, of $77,311, net of unamortized discounts of $147,689.

On October 25, 2019, the Company issued a convertible promissory note in the principal amount of $36,750, pursuant to a Securities Purchase Agreement we entered into with the investor. This note bears interest at the rate of 12% per annum and matures 12 months after the date of issuance. This note is convertible at any time following the funding of this note into a variable number of the Company’s common stock, based on a conversion ratio of 58% of the average of the two lowest closing bid prices for the 20 days prior to conversion. This note was funded on October 25, 2019, when the Company received proceeds of $33,000, after OID of $1,750, and disbursements for the lender’s transaction costs, fees and expenses of $2,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the six months June 30, 2020, amortization of the debt discounts of $31,106 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $36,750 of principal and $2,219 of accrued interest into 7,881,267 shares of common stock at an average conversion price of $0.00494. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $36,750, respectively, with a carrying value as of December 31, 2019, of $5,644, net of unamortized discounts of $31,106.

On November 27, 2019, the Company issued a 12% convertible promissory note, in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 56% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. This note was funded on December 2, 2019, when the Company received proceeds of $50,000 after disbursements for the lender’s transaction costs, fees and expenses of $3,000, which were recorded as discounts against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in the recognition of a derivative liability. For the three months ended March 31, 2020, amortization of the debt discounts of $48,2742 was charged to interest expense. On May 15, 2020, pursuant to a Debt Purchase Agreement, the investor sold the principal balance of $53,000, accrued and unpaid interest of $2,997 and a prepayment of $19,003, which was recognized as interest expense, to a third- party investor, for a total purchase price of $75,000 (see below). As of June 30, 2020, and December 31, 2019, the outstanding principal balance of this note was $-0- and $53,000, respectively, with a carrying value as of December 31, 2019, of $4,626, net of unamortized discounts of $48,374.

On January 8, 2020, the Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 12% Convertible Promissory Note, in the principal amount of $38,000 in exchange for a purchase price of $35,000. This note was funded by the Investor on January 13, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $3,000. This note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $29,063. For the six months ended June 30, 2020, amortization of the debt discounts of $32,063 was charged to interest expense. On May 15, 2020, pursuant to a Debt Purchase Agreement, the investor sold the principal balance of $38,000, accrued and unpaid interest of $1,624 and a prepayment of $12,276, which was recognized as interest expense, to a third- party investor, for a total purchase price of $52,000 (see below). As of June 30, 2020, the outstanding principal balance of this note was $-0-.

On February 18, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note issued by the Company on August 18, 2017 (see above). The Purchaser agreed to pay $50,000 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for the thirty prior trading days including the day upon which a notice of conversion is received. For the six months ended March 31, 2020, the Company recorded additional interest expense of $154,627 due to various defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to this agreement resulted in interest expense of $607,950 (since the purchased note was past its’ maturity date and was in default) with the offset recorded to derivative liabilities. For the six months ended June 30, 2020, the investor converted a total of $202,541 of principal and $64,650 accrued interest and fees into 90,191,785 shares of common stock at an average conversion price of $0.00257. As of June 30, 2020, the outstanding principal balance of assigned note was $2,086.

Also, on February 18, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note issued by the Company on August 18, 2017 (see above). The Purchaser agreed to pay $50,000 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for the thirty prior trading days including the day upon which a notice of conversion is received. For the six months ended June 30, 2020, the Company recorded additional interest expense of $192,025 due to various defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to this agreement resulted in interest expense of $607,950 (since the purchased note was past its’ maturity date and was in default) with the offset recorded to derivative liabilities. For the six months ended June 30, 2020, the investor converted a total of $242,025 of principal and $84,849 accrued interest and fees into 241,489,074 shares of common stock at an average conversion price of $0.00123. As of June 30, 2020, the outstanding principal balance of assigned note was $-0-.

On February 26, 2020, the Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 12% secured convertible promissory note in the aggregate principal amount of $132,750 in exchange for a purchase price of $117,750. Pursuant to the SPA, the Company agreed to pay the Investor $15,000 to cover the Investor’s due diligence expenses incurred in connection with the SPA and Note, which is to be offset against the proceeds of this note. This note was funded by the Investor on February 26, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,750. This note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. In conjunction with this note, the Company issued a warrant to purchase 2,212,500 shares of common stock at an exercise price of $0.03, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The embedded conversion feature included in this note resulted in an initial debt discount and derivative liability of $86,001. For the six months ended June 30, 2020, amortization of the debt discounts of $34,584 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $132,750 with a carrying value of $63,583, net of unamortized discounts of $69,167.

On February 26, 2020, the Company and an investor (the “Investor”) agreed to exchange $330,000 of notes payable into a 12% convertible note with a face value of $330,000. This note is convertible into common stock at a conversion price equal to a 44% discount to the lowest trading price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature included in this note resulted in interest expense of $365,757 with the offset to derivative liabilities. On March 3, 2020, a third-party investor (the “Purchaser”), pursuant to a Debt Purchase Agreement, purchased this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the six months ended June 30, 2020, the Company recorded additional interest expense of $468,750 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to this agreement resulted in interest expense of $1,321,618 with the offset recorded to derivative liabilities. As of June 30, 2020, the outstanding principal balance of assigned note was $798,750. This note was fully converted as of August 13, 2020.

On March 9, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on August 19, 2019, with a maturity date of May 19, 2020 (see above). The Purchaser paid $76,000 to acquire this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in an initial debt discount and derivative liability of $76,000. For the six months ended June 30, 2020, the Company recorded additional interest expense of $83,263 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. For the six months ended June 30, 2020, amortization of the debt discounts of $76,000 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $3,603 of the face value and $81,521 of accrued interest and fees into 52,946,489 shares of common stock at an average conversion price of $0.0014. As of June 30, 2020, the outstanding principal balance of assigned note was $155,632. This note was fully converted as of August 13, 2020.

On March 9, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, in the principal amount of $80,000, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $.25 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.25 or 50% of the lowest trading price for the thirty trading days prior to the conversion. The embedded conversion feature included in this note resulted in an initial debt discount of $57,000, interest expense of $64,067 and an initial derivative liability of $121,067. For the six months ended June 30, 2020, amortization of the debt discounts of $48,933 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $80,000 with a carrying value of $48,933, net of unamortized discounts of $31,067.

On April 17, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note initially issued by the Company on December 5, 2018, and thereafter was acquired on June 5, 2019 (see above). The Purchaser acquired the note balance of $93,391. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in interest expense of $1,476,436 (since the purchased note was past its’ maturity date and was in default) with the offset recorded to derivative liabilities. For the six months ended June 30, 2020, the Company recorded additional interest expense of $259,305 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. As of June 30, 2020, the outstanding principal balance of assigned note was $352,695. This note was fully converted as of August 13, 2020.

On April 24, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note initially issued by the Company on October 19, 2018, and thereafter was acquired on June 7, 2019 (see above). The Purchaser acquired the note balance of $77,000. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in interest expense of $881,058 (since the purchased note was past its’ maturity date and was in default) with the offset recorded to derivative liabilities. For the six months ended June 30, 2020, the Company recorded additional interest expense of $121,250 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. For the six months ended June 30, 2020, the investor converted a total of $198,183 of the face value and $44,396 of accrued interest and fees into 179,688,215 shares of common stock at an average conversion price of $0.00131. As of June 30, 2020, the outstanding principal balance of assigned note was $67.

On April 27, 2020, the Company issued a 15% convertible redeemable note in the principal amount of $60,000. This note matures on April 27,2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. This note was funded on April 27, 2020, when the Company received proceeds of $50,000, after OID of $10,000, which was recorded as a discount against the debt to be amortized into interest expense through maturity. The embedded conversion feature included in this note resulted in an initial debt discount of $50,000, interest expense of $36,274 and an initial derivative liability of $86,274. For the six months June 30, 2020, amortization of the debt discounts of $10,000 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $60,000 with a carrying value of $10,000, net of unamortized discounts of $50,000.

On April 28, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on August 23, 2019 with a maturity date of May 23, 2020 (see above). The Purchaser acquired $13,483 of this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in an initial debt discount of $13,483, interest expense of $42,261 and an initial derivative liability of $55,744. For the six months ended June 30, 2020, the Company recorded additional interest expense of $1,348 due to a default of this note and the amount was added to the principal balance owed the Purchaser. For the six months ended June 30, 2020, amortization of the debt discounts of $13,483 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of assigned note was $14,831.

On April 28, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The Company received proceeds of $50,000 (including direct payments from the lender to certain Company vendors) on May 4, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $3,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $50,000, interest expense of $1,539 and an initial derivative liability of $51,539. For the six months June 30, 2020, amortization of the debt discounts of $8,833 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $53,000 with a carrying value of $8,833, net of unamortized discounts of $44,167.

On May 4, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $110,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lower of $0.50 or 58% multiplied by the average of the two lowest closing trading price or bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The Company received proceeds of $96,250 on May 6, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $13,750. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 3,666,666 shares of common stock at an exercise price of $0.015, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The embedded conversion feature included in this note resulted in an initial debt discount of $100,000, interest expense of $5,526 and an initial derivative liability of $105,526. For the six months ended June 30, 2020, amortization of the debt discounts of $18,792 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $110,000 with a carrying value of $16,042, net of unamortized discounts of $93,958.

On May 5, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $162,000, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $03 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.03 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on May 13, 2020, and this note included an original issue discount of $62,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $100,000, interest expense of $151,512 and an initial derivative liability of $251,512. For the six months ended June 30, 2020, amortization of the debt discounts of $54,000 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $162,000 with a carrying value of $54,000, net of unamortized discounts of $108,000. In conjunction with this note, the Company issued a warrant to purchase 4,325,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On May 7, 2020, the Company issued a 15% convertible redeemable note in the principal amount of $30,000. This note matures on May 7,2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. The Company received proceeds of $25,000 on May 7, 2020, and this note included an original issue discount of $5,000, which was recorded as a discount against the debt to be amortized into interest expense through maturity This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $25,000, interest expense of $17,828 and an initial derivative liability of $42,828. For the six months June 30, 2020, amortization of the debt discounts of $4,375 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $30,000 with a carrying value of $4,375, net of unamortized discounts of $25,625.

On May 7, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on October 24, 2019, with a maturity date of October 24, 2020 (see above). The Purchaser acquired $200,000 of this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in an initial debt discount of $200,000, interest expense of $111,128 and an initial derivative liability of $311,128. For the six months ended June 30, 2020, amortization of the debt discounts of $200,000 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $200,000 of the face value and $16,922 of accrued interest and fees into 92,332,507 shares of common stock at an average conversion price of $0.00218. As of June 30, 2020, the outstanding principal balance of assigned note was $-0-.

On May 15, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note initially issued by the Company on January 8, 2020, with a maturity date of January 8, 2021 (see above). The Purchaser paid $52,000 for the note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the six months ended June 30, 2020, the Company recorded additional interest expense of $63,500 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to this agreement resulted in an initial debt discount of $100,000, interest expense of $526,507 and an initial derivative liability of $626,507. For the six months ended June 30, 2020, amortization of the debt discounts of $25,000 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $66,454 of the face value and $5,246 of accrued interest and fees into 53,110,926 shares of common stock at an average conversion price of $0.00129. As of June 30, 2020, the outstanding principal balance of assigned note was $83,546, with a carrying value of $8,546, net of unamortized discounts of $75,000. This note was fully converted as of August 13, 2020.

On May 15, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note initially issued by the Company on November 27, 2019, with a maturity date of November 27, 2020 (see above). The Purchaser paid $75,000 for the note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the six months ended June 30, 2020, the Company recorded additional interest expense of $75,000 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to this agreement resulted in an initial debt discount of $77,000, interest expense of $388,385 and an initial derivative liability of $465,385. As of June 30, 2020, the outstanding principal balance of assigned note was $115,500, with a carrying value of $52,398, net of unamortized discounts of $62,563. This note was fully converted as of August 13, 2020.

On May 28, 2020, the Company issued a 15% convertible redeemable note in the principal amount of $30,000. This note matures on May 28, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. The Company received proceeds of $25,000 on May 28, 2020, and this note included an original issue discount of $5,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $25,000, interest expense of $19,346 and an initial derivative liability of $44,346. For the six months June 30, 2020, amortization of the debt discounts of $2,500 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $30,000 with a carrying value of $2,500, net of unamortized discounts of $27,500.

On May 28, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a convertible note issued by the Company on May 29, 2019 (see above). The Purchaser acquired $67,365 of this note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. The embedded conversion feature pursuant to this agreement resulted in an initial debt discount of $67,365, interest expense of $443,420 and an initial derivative liability of $510,785. For the six months ended June 30, 2020, the Company recorded additional interest expense of $83,395 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. For the six months ended June 30, 2020, amortization of the debt discounts of $67,365 was charged to interest expense. For the six months ended June 30, 2020, the investor converted a total of $47,090 of the face value and $3,000 of accrued interest and fees into 39,959,295 shares of common stock at an average conversion price of $0.00118. As of June 30, 2020, the outstanding principal balance of assigned note was $103,671. This note was fully converted as of August 13, 2020.

On June 1, 2020, (the “Issuance Date”) the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on June 1, 2020, and this note included an original issue discount of $27,500. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $100,000, interest expense of $103,250 and an initial derivative liability of $203,250. For the six months ended June 30, 2020, amortization of the debt discounts of $21,250 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $21,250, net of unamortized discounts of $106,250. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On June 11, 2020, the Company issued a 12% convertible promissory note, (the “Note”) in the principal amount of $53,000, pursuant to a Securities Purchase Agreement we entered into with an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the twenty trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. The Company received proceeds of $50,000 on June 12, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $3,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $50,000, interest expense of $2,218 and an initial derivative liability of $52,218. For the six months June 30, 2020, amortization of the debt discounts of $2,849 was charged to interest expense. As of June 30, 2020, the outstanding principal balance of this note was $53,000 with a carrying value of $2,849, net of unamortized discounts of $50,151.

On June 23, 2020, an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, purchased a past-due convertible note initially issued by the Company on October 6, 2017 (see above). The Purchaser paid $60,000 for the note. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. For the six months ended June 30, 2020, the Company recorded additional interest expense of $52,500 due to defaults of this note and the amount was added to the principal balance owed the Purchaser. The embedded conversion feature pursuant to this agreement resulted in interest expense of $658.093 (since the purchased note was past its’ maturity date and was in default) with the offset recorded to derivative liabilities. For the six months ended June 30, 2020, the investor converted a total of $91,579 of the face value and $42,071 of accrued interest and fees into 99,000,000 shares of common stock at an average conversion price of $0.00133. As of June 30, 2020, the outstanding principal balance of assigned note was $20,921. This note was fully converted as of August 13, 2020.

On June 30, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, (the “Note”) in the principal amount of $129,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 1, 2020, and this note included an original issue discount of $27,500 and lender costs of $2,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial debt discount of $100,000, interest expense of $107,122 and an initial derivative liability of $207,122. As of June 30, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $-0-, net of unamortized discounts of $129,500. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

A summary of the convertible note balance as of June 30, 2020, and December 31, 2019, is as follows:

	June 30, 2020	December 31, 2019

Principal balance	$2,640,450	$2,500,230
Unamortized discount	(872,945)	(806,003)
Ending balance, net	$1,767,505	$1,694,227

NOTE 6 – DERIVATIVE LIABILITIES

The Company determined the conversion feature of these notes, which all contain variable conversion rates, represented an embedded derivative since the notes were convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the derivative liabilities at June 30, 2020, and December 31, 2019, at $9,471,445 and $2,462,490, respectively. The Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2020, risk free interest rates from 0.16% to 0.18%, and volatility of 81% to 105% and as of December 31, 2019, risk-free interest rates from 1.57% to 1.77% and volatility of 31% to 36%. The initial derivative liabilities for convertible notes issued during the six months ended June 30, 2020, used the following assumptions; risk-free interest rates from 0.12% to .24% and volatility of 74% to 105%.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2020, and the year ended December 31, 2019, is as follows:

Balance- January 1, 2019	$1,199,514
Issued during period	1,460,123
Converted or paid	(850,248)
Change in fair value recognized in operations	653,551
Balance- December 31, 2019	2,462,940
Issued during the period	11,953,787
Converted or paid	(8,627,804)
Change in fair value recognized in operations	3,682,522
Balance June 30, 2020	$9,471,445

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	June 30, 2020	December 31, 2019
Note payable, interest at 8%, matured September 6, 2018, in default	$-	$330,033
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	45,000
Other, due on demand, interest at 6%	50,000	50,000
Note payable, interest at 18%, matures June 23, 2022, net of discount of $34,635	175,365	-
Note payable, interest at 12%, matures June 25, 2021, net of discount of $26,970	176,030	-
Sub- total notes payable	446,395	425,033
Less long-term portion, net of discount	176,365	-
Current portion of notes payable, net of discount	$270,030	$425,033

On February 26, 2020, the Company and the noteholder agreed to convert $330,033 of principal note balances to a 12% convertible note with a face value of $330,000 (see Note 5).

On June 23, 2020 (the “Execution Date”), the Company entered into a Loan and Securities Purchase Agreement with a third- party (the “Lender”). Pursuant to the agreement in exchange for a $210,000 Promissory Note, inclusive of an original issue discount of $35,000 the Company received proceeds of $175,000 from the Lender. The note carries an interest rate of 18% and matures and is due in one lump sum on the 24- month anniversary (the “Maturity Date”) of the Execution Date. For the first nine months interest may accrue on a monthly basis, and the Company has the option to pay the monthly interest or add such interest to the principal balance of the note. Commencing on the tenth month of the note, all accrued interest, if any, shall be added to the principal amount of the note, and interest on the new principal amount shall become due and payable on a monthly basis. Should the Company default on making any interest payments following the initial nine-months, or paying the note by the Maturity Date, the note shall automatically be converted into an 18% convertible debenture.

On June 25 (the “Issue Date”), 2020, the Company entered into a 12%, $203,000 face value promissory note with a third-party (the “Holder”) due June 25, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $33,333 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date.

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

Management Fees and related party payables

For the three and six months ended June 30, 2020, and 2019, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
CEO, parent (includes $5,000 stock-based compensation six months ended June 30, 2020)	$30,000	$-	$45,000	$-
CEO, former	-	88,000	22,505	133,000
COO, former	-	45,000	-	90,000
CFO, former	-	30,000	20,000	60,000
Total	$30,000	$163,000	$87,505	$283,000

As of June 30, 2020, and December 31, 2019, included in accounts payable and accrued expenses, related party is $456,185 and $470,886, respectively, for the following amounts owed the Company’s former officers for accrued fees, accounts payable and loans made. The loans have no terms of repayment.

	June 30, 2020	December 31, 2019
Former CEO, former (1)	$200	$125
Former CEO, subsidiary (2)	144,087	144,639
Former COO and CCO (3)	162,085	162,085
Former COO (4)	112,500	112,500
Former CFO (5)	-	51,537
CEO	100	-
Total	$419,692	$470,866

(1)The former CEO, parent resigned February 28, 2020.

(2) The former CEO, subsidiary resigned on March 4, 2019.

(3) The Former COO and CCO resigned from those positions on October 1, 2018, and March 4, 2019, respectively.

(4) The former COO resigned on October 23, 2019.

(5) The former CFO resigned effective February 28, 2020.

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

Consulting Agreements

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which Mr. Chaudry resigned immediately from his positions as the CCO and Secretary of the Company and as a member of the Board and from all positions with the Company effective immediately and pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. Mr. Chaudry’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As of June 30, 2020, and December 31, 2019, the balance owed Mr. Chaudhry is $162,085.

On March 24, 2019, the Company and Newbridge Securities Corporation (“Newbridge”) entered into an Investment Banking Engagement Agreement (the “Agreement”). Under the terms of the Agreement, Newbridge will provide investment banking and financial advisory services to the Company, including, but not limited to assisting the Company with an up-listing process to a national exchange in the United States, introducing the Company to other investment banking firms focused on servicing emerging growth companies; rendering advice related to capital structures, capital market opportunities, evaluating potential capital raise transactions and assisting the Company to develop growth optimization strategies. The term of the Agreement is 12 months from the date of the Agreement, however either party may terminate the Agreement anytime upon 15 days written notice. As compensation for its services under the Agreement, Newbridge and its assignees received 172 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the six months ended June 30, 2020, the Company amortized $17,783 as stock-based compensation expense. As of June 30, 2020, the expense has been fully recognized.

On September 2, 2019, the Company entered Consulting Agreement (the “Agreement”) with a consultant to act as the Company’s Executive Vice President, Sales and Marketing (the “EVP”) through December 31, 2019, and to provide the Company with customary services of an EVP. The Company has agreed to compensate the consultant $10,000 per month. Either party may terminate the Agreement in its sole and absolute discretion. The parties have agreed that they will negotiate follow up agreement with terms and conditions to include salary, commission, bonuses and stock and or option grants or awards, to be consistent with industry standards for like size companies prior to the termination of the Agreement. For the year ended December 31, 2019, the Company has expensed $30,000. As of June 30, 2020, and December 31, 2019, the Company owes the EVP $10,000, included in liabilities of discontinued operations.

On September 3, 2019, the Company entered into an Investor Relations Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in the conception and implementation of the Company’s corporate and business development plan. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the six months ended June 30, 2020, the Company amortized $15,625 as stock-based compensation expense. As of June 30, 2020, the expense has been fully recognized.

On September 3, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant. Under the terms of the Agreement, the consultant will provide consulting services to the Company, including, but not limited to assisting the Company in its general strategy for corporate communications. The term of the Agreement is 6 months from the date of the Agreement. As compensation for its services under the Agreement, the consultant received 1,250 shares of the Company’s common stock. The Agreement contains customary terms relating to payment of expenses, indemnification and other matters. The Agreement also includes customary representations, warranties and covenants by the Company. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the six months ended June 30, 2020, the Company amortized $15,625 as stock-based compensation expense. As of June 30, 2020, the expense has been fully recognized.

On June 5, 2020, the Company entered into a one-year agreement for media relations services with a third-party. Pursuant to the Agreement, the Company will pay the consultants $10,000 per month for the development and execution of a comprehensive media relations plan.

NOTE 10 - INCOME TAXES

The Company was incorporated in the United States and has operations in two tax jurisdictions - the United States and Hong Kong. The Company’s HK subsidiary is subject to a 16.5% profit tax based on its taxable net profit. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Six Months Ended
	June 30,
	2020	2019
Pre-tax loss	$(31,227,327)	$(2,823,397)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax benefit	(6,557,739)	(592,493)
Tax rate difference between U.S. and foreign operations	-	289
Permanent differences	6,198,791	417,713
Change of valuation allowance	358,948	174,491
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	June 30, 2020	December 31, 2019
Net operating losses carried forward	$1,381,018	$1,022,071
Less: Valuation allowance	(1,381,018)	(1,022,071)
Net deferred tax assets	$—	$—

As of June 30, 2020, the Company has approximately $6,108,000 and $595,000 net operating loss carryforwards available in the United States and Hong Kong, respectively, to reduce future taxable income. The net operating loss from Hong Kong operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Hong Kong tax laws and regulations. For U.S. purposes the NOL deduction for a tax year is equal to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely. The special extended carryback provisions are generally repealed, except for certain farming and insurance company losses. The amendments incorporating the 80% limitation apply to losses arising in tax years beginning after Dec. 31, 2017. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2020, and December 31, 2019, the Company has no material unrecognized tax benefits which would favourably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2020, and 2019, and no provision for interest and penalties is deemed necessary as of June 30, 2020, and 2019.

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

During the six months ended June 30, 2020, holders of an aggregate of $2,774,896 in principal and $636,466 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 1,444,237,885 shares of our common stock at an average conversion price of $0.00236 per share. The Company also issued 104,719,899 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of June 30, 2020, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 1,549,176,877 shares of common stock issued and outstanding.

Common stock to be issued

For the year ended December 31, 2019, the Company recorded 1,350 shares (post reverse stock split) of common stock to be issued, and valued the shares at $410,370, based on the market price of the common stock on the date of the shares being earned. For the year ended December 31, 2019, the company amortized $410,370 as stock-based compensation expense. As of June 30, 2020, and December 31, 2019, there are 1,350 shares of common stock to be issued.

Preferred stock

As of June 30, 2020, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s CEO and Director, at the time, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled. On February 28, 2020, pursuant to a share redemption agreement between the Company and Mr. Chermak pursuant to which, the Company agreed to redeem his 50,000 shares of Series C Preferred Stock for $100,000, ($2 per share), the Company redeemed 2,500 shares of series C Preferred Stock from Mr. Chermak, and issued 2,500 shares of Series C Preferred Stock to Mr. Conway, pursuant to Mr. Conway’s employment agreement. The Company valued the 2,500 shares issued to Mr. Conway at $5,000 ($2 per share). On April 28, 2020, the Company redeemed the remaining 47,500 shares of Series C Preferred Stock from the former CEO. As of June 30, 2020, and December 31, 2019, there are 50,000 shares of Series C Preferred Stock outstanding, respectively, and no shares of Series B Preferred Stock outstanding.

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

A reconciliation of the major classes of line items constituting the gain from discontinued operations, net of income taxes as is presented in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020, are summarized below; there was no activity of the SRI business for the three and six months ended June 30, 2019.

Cost of goods sold	$4,326
Operating expenses:
Depreciation expense	13,805
Rent expense	2,222
Interest expense	8.794
Total operating expenses	24,821
Loss from discontinued operations	$(29,147)

Gain from license termination	$86,856

Liabilities of discontinued operations at June 30, 2020, of $75,270 consist of accounts payable and accrued expenses related to SRI.

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

NOTE 13 – SUBSEQUENT EVENTS

From July 1, 2020, through August 10, 2020, the Company has issued 1,205,966,108 shares of common stock upon the conversion of $1,883,096 of principal, accrued interest and fees of convertible notes. The Company also issued 149,820,477 shares of common stock upon the cashless exercise of warrants.

On July 8, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $250,000, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $200,000 on July 9, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On July 7, 2020, the Company filed with the Secretary of State of the State of Nevada an Amendment to Certificate of Designation of Series C Preferred Stock, a Certificate of Designation of Series D Preferred Stock, and a Certificate of Designation of Series E Preferred Stock (collectively, the “Certificates of Designation”).

Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote.

Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights.

Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration.

On July 10, 2020, the Company closed the SPA with (“PCTI”) and Chis, the sole shareholder of PCTI. Under the terms of the SPA, the Company acquired one thousand (1,000) shares of PCTI, which represents all of the outstanding shares of PCTI, from Catherine Chis in exchange for a cash payment of $400,000 (paid as of June 30, 2020) and the issuance of 47,500 shares of the Company’s Series C Preferred Stock, 18,667 shares of the Company’s Series D Preferred Stock, and 500 shares of the Company’s Series E Preferred Stock to Chis.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $27,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On July 24, 2020, PCTI, the Company’s wholly owned subsidiary, entered into a three- month consulting agreement with a third-party. Pursuant to the agreement, the Company will pay the consultant $10,000 per month and the consultant will provide services, including, but not limited to, identifying PCTI’s best path forward into the renewable energy and energy storage industries as well as advance their presence in the maritime/transportation industry.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $27,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

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

THE COMPANY

Ozop Surgical Corp. (the “Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada. Following the acquisition of OZOP Surgical, Inc., we have been engaged in the business of inventing, designing, developing, manufacturing and globally distributing innovative endoscopic instruments, surgical implants, instrumentation, devices and related technologies, focused on spine, neurological and pain management procedures and specialties. On May 8, 2018, we amended our Articles of Incorporation (the “Amendment”) to change our name from Newmarkt Corp. to Ozop Surgical Corp. in order to reflect more accurately the name of our core service offering and operations.

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

On February 28, 2020, the Company entered into a Binding Letter of Intent (the “LOI”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. On June 26, 2020, the Company, PCTI and Chis signed a Stock Purchase Agreement (the “SPA”) and transaction was closed on July 10, 2020. Pursuant to the terms of the SPA, the Company acquired 100% of the issued and outstanding shares of PCTI (the “PCTI Shares”) from Chis in consideration of (a) the issuance by the Company to Chis of (i) 47,500 shares of the Company’s Series C Preferred Stock, (ii) 18,667 shares of the Company’s Series D Preferred Stock, (iii) 500 shares of the Company’s Series E Preferred Stock; and (b) the Company paying $400,000 to PCTI (the “Acquisition”). The Company paid $100,000 on May 26, 2020, and $300,000 on June 26, 2020). PCTI operates in the very high-power niche of the power electronics market, designing and manufacturing leading edge equipment for use in power conversion applications. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. PCTI’s clients include Fortune 500 companies, all branches of the US Department of Defense including the US Army and the US Air Force, NASA as well as other global military organizations.

Results of Operations for the three and six months ended June 30, 2020 and 2019:

Revenue

For the three and six months ended June 30, 2020, the Company did not recognize any revenues due to the termination of the agreements with SRI (see above). For the three and six months ended June 30, 2019, the Company generated total revenue of $1,521 and $ 49,123, respectively. The revenues are from the sale of spine surgery products. The decrease in revenues is a result of Spinus deciding to not to continue to supply its’ spine surgery products to the surgeon who previously performed surgeries with Spinus product. Revenues from Spinus are recognized as an agent and are recorded at net.

Operating expenses

Total operating expenses for the three and six months ended June 30, 2020, were $200,006 and $378,746, respectively, compared to $671,054 and $1,439.623 for the three and six months ended June 30, 2019, respectively. The operating expenses were comprised of:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Management fees- related parties	$30,000	$120,000	$87,505	$240,000
Stock-based compensation	-	310,982	49,033	706,702
Professional and consulting fees	72,500	101,414	97,925	148,670
Research and development	-	10,400	-	63,604
Impairment of intangible asset	-	44,200	-	44,200
General and administrative	97,506	84,058	144,283	236,447
Total	$200,006	$671,054	$378,746	$1,439,623

On February 28, 2020, pursuant to the LOI with PCTI (see above) our CEO and CFO at the time resigned and Mr. Brian Conway was named CEO. Through that date the former CEO and CFO were compensated $22,205 and $20,000, respectively. The Company entered into an employment agreement with Mr. Conway, which includes a monthly salary of $10,000 and the immediate issuance of 2,500 shares of Series C Preferred Stock. The Company valued the Series C Preferred stock at $5,000 and is included in management fees for the six months ended June 30, 2020, along with his monthly compensation of $30,000 and $40,000 for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, management fees consisted of monthly fees to our CEO, COO and CFO of $15,000, $15,000 and $10,000, respectively.

Stock based compensation for the six months ended June 30, 2020 is comprised of:

●	On March 24, 2019, the Company signed a one-year consulting agreement with a consultant. As compensation for its services under the agreement, the consultant and its assignees received 171 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the six months ended June 30, 2020, the Company amortized $17,783 as stock-based compensation expense.

●	On September 3, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the agreement, the consultant received 1,250 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the six months ended June 30, 2020, the Company amortized $15,625 as stock-based compensation expense.

●	On September 3, 2019, the Company signed a six- month consulting agreement with a consultant. As compensation for its services under the agreement, the consultant received 1,250 shares of the Company’s common stock. The Company valued the shares at $46,875, based on the market price of the common stock on the date of the agreement, to be amortized over the term of the contract. For the six months ended June 30, 2020, the Company amortized $15,625 as stock-based compensation expense.

Stock based compensation for the three and six months ended June 30, 2019 is comprised of:

●	Amortization of $162,500 related to a one-year consulting agreement effective on August 31, 2018, pursuant to the issuance of 650 shares of common stock. The Company valued the shares at $500 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $325,000 as deferred stock compensation to be amortized over the term of the agreement, and accordingly has included $81,250 and $162,500 in stock-based compensation for the three and six months ended June 30, 2019, respectively.

●	On October 19, 2018, the company recorded the issuance of 450 shares of common stock, as the first tranche of a one- year consulting agreement requiring a total of 1,800 shares. The Company valued the shares issued at $500 per share (the price the Company was selling shares of common stock on the date of the agreement). The Company recorded $225,000 as deferred stock compensation to be amortized over the first three months of the agreement, and accordingly has included $52,500 in stock-based compensation for the six months ended June 30, 2019.

●	For the six months ended June 30, 2019, the Company recorded 900 shares of common stock to be issued pursuant to the one-year agreement above to issue 1,800 shares. The 900 shares were valued at $400,470, based on the market price of the common stock on their respective date of issuances, and the Company expensed $135,450 and $395,290 as stock-based compensation for the three and six months ended June 30, 2019, respectively.

●	On March 24, 2019, the Company signed a one-year consulting agreement with Newbridge. As compensation for its services under the Agreement, Newbridge and its assignees received 172 shares of the Company’s common stock. The Company valued the shares at $77,130, based on the market price of the common stock on the date of the agreement, to be amortized over the one-year term of the contract. For the three and six months ended June 30, 2019, the Company amortized $19,282 and $20,782 as stock-based compensation expense, respectively.

●	On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO. The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense for the three and six months ended June 30, 2019.

●	On April 29, 2019, the Company issued 100 shares of common stock for consulting services. The shares were valued at $275 per share (the market price on the date of the agreement) and $27,500 was recorded as stock-based compensation expense for the six and months ended June 30, 2019.

●	On May 20, 2019, the Company issued 100 shares of common stock for consulting services. The shares were valued at $120 per share (the market price on the date of the agreement) and $4,500 was recorded as stock-based compensation expense for the three and six months ended June 30, 2019.

Research and development costs of $10,400 and $63,604 for the three and six months ended June 30, 2019, respectively, were all costs related to development of new product.

General and administrative expenses, other

Total general and administrative expenses, other, were $97,506 and $144,283 for the three and six months ended June 30, 2020, respectively, compared to $84,058 and $236,447 for the three and six months ended June 30, 2019, respectively, and were comprised of:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Travel expenses	$212	$7,095	$321	$33,118
Advertising and marketing	1,226	33,663	1,226	59,442
Meals and entertainment	451	2,319	451	6,141
Investor relations	21,517	16,740	34,022	79,496
Transfer agent fees	21,475	4,442	34,209	6,692
Depreciation and amortization	11,232	11,216	22,313	22,432
Other	41,393	8,583	51,741	29,126
Total	$97,506	$84,058	$144,283	$236,447

Other Income (Expenses)

Other expenses, net, for the three and six months ended June 30, 2020, was $25,355,250 and $30,906,290, respectively, compared to other expenses, net of $1,247,708 and $1,430,897 for the three and six months ended June 30, 2019, respectively, and were as follows.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest expense	$10,256,626	$99,701	$13,727,840	$148,493
Amortization of debt discount	1,134,210	472,528	1,484,321	791,210
Loss (gain) on change in fair value of derivatives	2,148,349	(20,762)	3,682,522	(68,372)
Loss on extinguishment of debt	11,816,065	696,241	12,011,607	559,566
Total other expense, net	$25,355,250	$1,247,708	$30,906,290	$1,430,897

The increase in other expense is primarily a result of increases in losses on changes in fair values of derivatives, interest expense and amortization of debt discounts and losses on extinguishment of debt for the three and six months ended June 30, 2020.

Net loss

The net loss for the three and six months ended June 30, 2020, was $25,555,256 and $31,227,327 respectively, compared to $1,917,241 and $2,821,397 for the three and six months ended June 30, 2019, respectively. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require a minimum of $1,000,000 of working capital to complete substantially all of its desired business activity for the next twelve months, including PCTI. The Company currently is not generating any revenues from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will require additional capital to continue to operate PCTI, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

For the six months ended June 30, 2020, we primarily funded our business operations with $803,250 of proceeds from the issuances of convertible note financings as well as $351,000 from the issuances of promissory notes. Of the proceeds, $400,000 was used for the payment to PCTI per the SPA, $100,000 was used to redeem 50,000 shares of Series C Preferred Stock from the Company’s former CEO and for working capital. We may continue to rely on the issuance of convertible notes and promissory notes to fund our business operations.

As of June 30, 2020, we had cash of $304,676 as compared to $10,877 at December 31, 2019. As of June 30, 2020, we had current liabilities of $12,423.299 (including $9,471,445 of non-cash derivative liabilities), compared to current assets of $706,843, which resulted in a working capital deficit of $11,716,456. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, liabilities of discontinued operations and notes payable.

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

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities from continuing operations was $440,638 compared to $537,780 for the six months ended June 30, 2019. For the six months ended June 30, 2020, our net cash used in operating activities from continuing operations was primarily attributable to the net loss from continuing operations of $31,285,036, adjusted by the non-cash expenses of interest and amortization and depreciation of $14,749,897, losses on the fair value changes in derivatives and on extinguishment of debt of $3,682,522 and $12,011,607, respectively and stock-based compensation of $54,033, partially offset by the gain on the license termination of $86,856. Net changes of $433,196 in operating assets and liabilities reduced the cash used in operating activities.

For the six months ended June 30, 2019, net cash used in operating activities of $537,780 was primarily attributable to the net loss of $2,821,397, a gain of $68,372 on the change in fair value of derivative liabilities, adjusted for the loss of $559,567 in extinguishment of debt, non-cash expenses of interest and amortization and depreciation of $882,994, stock-based compensation of $706,702 and an impairment charge of $44,200. Net changes of $158,525 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the six months ended June 30, 2020, the Company acquired office furniture and equipment of $8,389 and advanced $400,000 to PCTI, pursuant to the SPA. There were no investing activities for the six months ended June 30, 2019.

Financing Activities

For the six months ended June 30, 2020, the net cash provided by financing activities was $1,054,250, compared to $492,145 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received $803,250 of proceeds from the issuances of convertible note financings and $351,000 from the issuances of promissory notes. During the six months ended June 30, 2020, the Company purchased 50,000 shares of Series C Preferred Stock for $100,000 from the Company’s former CEO.

For the six months ended June 30, 2019, the net cash provided by financing activities was $492,145, as we received $494,950 of proceeds from the issuances of convertible note financings, as well as $100,000 from the sale of 200,000 shares of common stock at $0.50 per share. The Company made payments on convertible debt of $100,000.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on May 14, 2020.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. Revenues from Spinus of $1,521 and $49,123 for the three and six months ended June 30, 2020, respectively, are recognized as an agent and are recorded at net. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2020 and 2019.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the six months ended June 30, 2020, and 2019, the Company recorded $-0- and $63,604 of research and development expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, holders of an aggregate of $2,668,959 in principal and $561,093 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 1,439,298,485 shares of our common stock at an average conversion price of $0.0022 per share. The Company also issued 104,719,899 shares of common stock upon the cashless exercises of warrants.

The shares described above were issued pursuant to the exemption from registration requirements relying on Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended June 30, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

10.1	Share Redemption Agreement dated April 13, 2018, by and between Newmarkt Corp. and Denis Razvodovskij (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2018).

10.2	Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 25, 2018).

10.3	Intellectual Property Portfolio License Agreement dated February 1, 2018 by and between Loubert S. Suddaby, MD and Spinus, LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2018).

10.4	Amended and Restated Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated September 27, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 28, 2018).

10.5+	Consulting Agreement entered into between Ozop Surgical Corp and Thomas J. McLeer dated October 1, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2018).

10.6	Consulting Agreement entered into between Ozop Surgical Corp. and Draper Inc. dated October 19, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2018).

10.7	October 24, 2018, consulting agreement with Jeffrey Patchen. (Incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed on November 14, 2018).

10.8	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.9	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.10	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

10.11	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.12	Redemption Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Michael Chermak, (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 28, 2020).

10.13+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

(d)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2020

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

