Form 10-Q
period 2020-09-30
OZOP ENERGY SOLUTIONS, INC.
filed 2020-11-23
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55976

OZOP ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2540672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Katelyn Ct

Warwick, NY 10990

(Address of principal executive offices) (zip code)

(845) 544-5112

(Registrant’s telephone number, including area code)

Ozop Surgical Corp.

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

As of November 20, 2020, there were 3,263,811,170 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Energy Solution, Inc.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	1
	Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	4
	Notes to Interim Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosures	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33

SIGNATURES		36

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,706,257	$27,382
Prepaid assets	15,826	12,715
Accounts receivable	60,699	19,774
Inventory	172,180	971,813
Total Current Assets	1,954,962	1,031,684

Operating lease right-of-use asset, net	167,500	-
Property and equipment, net	35,560	15,199
Goodwill	11,396,096	-
License Rights, net of accumulated amortization	140,624	-
TOTAL ASSETS	$13,694,742	$1,046,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,513,704	$1,043,179
Related party liabilities	10,308	27,909
Convertible notes payable, net of discounts	861,507	-
Current portion of notes payable, net of discounts	1,025,962	524,406
Customer deposits	104,460	684,822
Deferred liability	750,000	-
Derivative liabilities	2,250,953	-
Operating lease liability, current portion	73,945	-
Total Current Liabilities	6,590,839	2,280,316

Long Term Liabilities
Note payable, net of discount, net of current portion	290,140	-
Operating lease liability, net of current portion	93,555	-
TOTAL LIABILITIES	6,974,534	2,280,316

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 50,000 (2020) and 47,500 (2019) issued and outstanding, par value $0.001)	50	48
Series D Preferred Stock (20,000 shares authorized and 20,000 (2020) and 18,667 (2019) issued and outstanding, par value $0.001)	20	19
Series E Preferred Stock (2,500 shares authorized and 1,000 (2020) and 500 (2019) issued and outstanding, par value $0.001)	1	1
Common stock (4,990,000,000 shares authorized par value $0.001; 3,140,453,186 (2020) and -0- (2019) shares issued and outstanding)	3,140,453	-
Additional paid in capital	11,752,789	76,922
Accumulated Deficit	(8,173,908)	(1,310,422)
Accumulated comprehensive gain	(7)	-
Total Stockholders’ Equity (Deficit)	6,720,208	(1,233,433)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,694,742	$1,046,883

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019		2020	2019
Revenue	$246,951		$176,582	$1,493,592	$416,778
Cost of goods sold	271,510		133,267	1,366,672	432,664
Gross profit (loss)	(24,559)		43,315	126,920	(15,886)
Operating expenses:
General and administrative, related parties	4,415,919		-	4,415,919	-
General and administrative, other	414,722		101,820	735,564	314,433
Total operating expenses	4,830,641		101,820	5,151,483	314,433

Loss from operations	(4,855,200)		(58,505)	(5,024,563)	(330,319)

Other (income) expenses:
Interest expense	1,531,256		12,203	1,661,308	41,656
Loss on change in fair value of derivatives	189,612		-	189,612	-
Gain on extinguishment of debt	(12,807)		-	(12,807)	-
Total Other Expenses	1,708,061		12,203	1,838,113	41,656

Loss before income taxes	(6,563,262)		(70,708)	(6,862,676)	(371,975)
Income tax provision	-		-	-	-
Net loss	$(6,563,262)		$(70,708)	$(6,862,676)	$(371,975)
Other comprehensive loss:
Foreign currency translation adjustment	(7)		-	(7)	-
Comprehensive loss	$(6,563,269)		$(70,708)	$(6,862,683)	$(371,975)

Loss per share basic and fully diluted	$(0.00)	$	N/A	$(0.01)	N/A

Weighted average shares outstanding
Basic and diluted	2,667,510,771		N/A	1,045,384,629	N/A

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	income	Capital	Deficit	(Deficit)
Balances January 1, 2020	-	$-	47,500	$48	18,667	$19	500	$1	$-	$76,922	$(1,310,422)	(1,233,434)

Net income	-	-	-	-					-	-	87,549	87,549
Balances March 31, 2020	-	-	47,500	48	18,667	19	500	1	0	76,922	(1,222,873)	(1,145,886)

Net loss	-	-	-	-					-	-	(1,014)	(1,014)
Balances June 30, 2020	-	-	47,500	48	18,667	19	500	1	0	76,922	(1,223,887)	(1,146,898)

Reverse merger transaction	1,851,930,729	1,851,931	-	-	-	-	-	-	-	(1,033,489)	-	818,442

Shares issued for conversions of note and interest payable	1,181,993,984	1,181,994	-	-	-	-	-	-	-	7,997,730	-	9,179,724

Shares issued upon cashless exercise of warrants	106,528,473	106,528	-	-	-	-	-	-	-	(106,528)	-	-

Warrants issued in connection with issuance of debt	-	-	-	-	-	-	-	-	-	531,507	-	531,507

Shares issued pursuant to CEO contract	-	-	2,500	3	1,333	1	500	1	-	4,286,648	-	4,286,652

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(7)	-	-	(7)

Net loss	-	-	-	-	-	-	-	-	-	-	(6,949,211)	(6,949,211)
Balances September 30, 2020	3,140,453,186	$3,140,453	50,000	$50	20,000	$20	1,000	$1	$(7)	$11,752,789	$(8,173,098)	$6,720,208

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	income	Capital	Deficit	Equity (Deficit)
Balances January 1, 2019	-	$-	47,500	$48	18,667	$19	500	$1	$-	$76,922	$(738,827)	$(661,839)

Net loss	-	-				-		-	-	-	(176,122)	(176,122)
Balances March 31, 2019	-	-	47,500	48	18,667	19	500	1	-	76,922	(914,949)	(837,961)

Net loss for the three months ended June 30, 2019	-	-							-	-	(125,145)	(125,145)
Balances June 30, 2019	-	-	47,500	48	18,667	19	500	1	-	76,922	(1,040,094)	(963,106)

Net loss for the three months ended September 30, 2019											(70,708)	(70,708)
Balances September 30, 2019	-	$-	47,500	$48	$18,667	$19	$500	$1	$-	$76,922	$(1,110,802)	$(1,033,814)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(6,862,676)	$(371,975)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	1,413,096	-
Amortization and depreciation	34,839	5,445
Loss on fair value change of derivatives	189,612	-
Gain on extinguishment of debt	(12,807)	-
Stock compensation expense	4,286,648	-
Changes in operating assets and liabilities:
Accounts receivable	(40,925)	(54,886)
Inventory	799,633	(471,857)
Prepaid expenses	(945)	(13,501)
Accounts payable and accrued expenses	(96,260)	380,849
Related party liabilities	9,458	-
Operating lease liabilities	(17,638)	-
Customer deposits	(580,362)	489,663
Net cash used in operating activities	(878,327)	(36,262)

Cash flows from investing activities:
Cash acquired in acquisition	470,849	-
Advance from affiliate	400,000	-
Purchase of office and computer equipment	(16,233)	(3,142)
Proceeds received on deferred liability	750,000	-
Proceeds from shareholders	42,420	110,000
Payments to shareholders	(69,470)	(99,891)
Net cash provided by investing activities	1,577,566	6,967

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	289,000	-
Proceeds from issuances of notes payable	663,000	-
Proceeds from Payroll Protection Program	100,400	-
Proceeds from Economic Disaster Loan	10,000	-
Payments of principal of convertible note payable and notes payable	(82,757)	(10,193)
Net cash provided by (used in) financing activities	979,643	(10,193)

Effects of exchange rate on cash	$(7)	$-

Net increase (decrease) in cash	1,678,875	(39,488)

Cash, Beginning of period	27,382	47,554

Cash, End of period	$1,706,257	$8,066

Supplemental disclosure of cash flow information:
Cash paid for interest	$120,857	$41,656
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in convertible notes payable	$433,583	$-
Issuance of common stock upon convertible note and accrued interest conversion	$1,845,357	$-
Operating lease right-of-use assets and liabilities	$185,139	$-

Acquisition of Ozop Surgical Corp
Fair value of equity consideration in acquisition	$818,444	$-
Liabilities assumed	11,612,618	-
Assets acquired	(759,068)	-
Goodwill	(11,201,145)	-
Cash acquired	$470,849	$-

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

NOTE 1 - ORGANIZATION

Business

Ozop Energy Solutions, Inc. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada.

On October 29, 2020, the Company formed a new wholly owned subsidiary, Ozop Surgical Name Change Subsidiary, Inc., a Nevada corporation (“Merger Sub”). The Merger Sub was formed under the Nevada Revised Statutes for the sole purpose and effect of changing the Company’s name to “Ozop Energy Solutions, Inc.” That same day the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Merger Sub and filed Articles of Merger (the “Articles of Merger”) with the Nevada Secretary of State, merging the Merger Sub into the Company, which were stamped effective as of November 3, 2020. As permitted by the Section 92.A.180 of the Nevada Revised Statutes, the sole purpose and effect of the filing of Articles of Merger was to change the name of the Company to “Ozop Energy Solutions, Inc.”

Stock Purchase Agreement

On July 10, 2020, the Company entered into a Stock Purchase Agreement (the “SPA”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Under the terms of the SPA, the Company acquired one thousand (1,000) shares of PCTI, which represents all of the outstanding shares of PCTI, from Chis in exchange for the issuance of 47,500 shares of the Company’s Series C Preferred Stock, 18,667 shares of the Company’s Series D Preferred Stock, and 500 shares of the Company’s Series E Preferred Stock to Chis. The Acquisition is being accounted for as a business combination and was treated as a reverse acquisition for accounting purposes with PCTI as the accounting acquirer in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). In accordance with the accounting treatment for a reverse acquisition, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of PCTI prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. Customers include the United States military, other global military organizations and many of the world’s largest industrial manufacturers. All of its products are manufactured in the United States. Because of the Company’s product scope and the high-power niche that their products occupy, the Company is aggressively targeting the rapidly growing renewable and energy storage markets. The Company’s mission is to be a global leader for high power electronics with a standard of continued innovation.

The Company utilized the Option Pricing Method (the “OPM”) to value the transaction. The OPM method treats all equity linked instruments as call options on the enterprise value, with exercise prices and liquidation preferences based on the terms of the various common, preferred, options, warrants, and convertible debt. Under this method, the common stock only has value if the funds available for distribution to the shareholders exceed the liquidation preferences of the preferred stock and face value of the convertible debt. The timing of a liquidity event is required to utilize this method. The OPM considers the various terms of the stockholder agreements—including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations—upon liquidation of the enterprise. In addition, the method implicitly considers the effect of the liquidation preference as of the future liquidation date, not as of the valuation date. A feature of the OPM is that it explicitly recognizes the option-like payoffs of the various share classes utilizing information in the underlying asset (that is, estimated volatility) and the risk-free rate to adjust for risk by adjusting the probabilities of future payoffs. The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction . The company preliminarily recorded the excess as goodwill and will analyze within the measurement period if there should be an allocation to identifiable intangible assets:

Purchase Price Allocation
Fair value of OZOP equity consideration issued	$818,444
Assets acquired	$1,229,917
Goodwill	11,201,145
Liabilities assumed	(11,612,618)
$818,444

Included in the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2020, are the results of Ozop, the accounting acquiree, of revenues of $-0- and a loss before income taxes of $6,228,022.The following table provides unaudited pro forma results of operations for the nine months ended September 30, 2020, and 2019, as if the acquisition had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings (if any) of the combined companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the date indicated, or which may occur in the future.

	Unaudited pro forma results nine months ended September 30, 2020	Unaudited pro forma results nine months ended September 30, 2019
Revenues	$1,493,592	$501,931
Loss before income taxes	(40,027,669)	(4,809,301)
Basic and fully diluted loss per share	$(0.02)	$(0.14)

Corporate History

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had an accumulated deficit of $8,173,098 and a working capital deficit of $4,635,877. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

On July 10, 2020, the Company entered into the SPA with PCTI, and Chis, PCTI’s CEO and its sole shareholder (see Note 1). This transaction takes PCTI public, and allows us to drive future investments into the energy storage market, which Forbes estimates will grow from $59 billion in 2019 to $546 billion by 2035, PCTI’s products, technologies and expertise are a linchpin of this emerging industry.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K/A filed on September 25, 2020, which includes the historical financial information of PCTI.

The unaudited condensed consolidated financial statements include the accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2020, and 2019, and their accounts receivable balance as of September 30, 2020:

	Sales % Three Months Ended September 30, 2020	Sales % Three Months Ended September 30, 2019	Sales % Nine Months Ended September 30, 2020	Sales % Nine Months Ended September 30, 2019	Accounts receivable balance September 30, 2020
Customer A	29%	-%	60%	-%	$-
Customer B	19%	-%	14%	-%	-
Customer C	23%	-%	-%	-%	34,011
Customer D	12%	-%	-%	-%	-
Customer E	-%	29%	-%	12%	-
Customer F	-%	16%	-%	-%	-
Customer G	-%	12%	-%	-%	-
Customer H	-%	-%	-%	31%	-
Customer I	-%	14%	-%	-%	-

As disclosed in the above table, PCTI, historically does not have year to year many recurring clients as the Company produces capital equipment for its’ customers.

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues.

The components of inventories at September 30, 2020, and December 31, 2019, are as follows:

	2020	2019

Raw materials	$116,953	$116,329
Work in process	45,585	845,218
Finished goods	9,643	10,266
	$172,181	$971,813

Purchase concentration

The principal purchases by the Company is comprised of parts and raw materials that the Company assembles and manufactures and sells to its customers. Following is a summary of suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three and nine months ended September 30, 2020, and 2019:

	Purchase % Three Months Ended September 30, 2020	Purchase % Three Months Ended September 30, 2019	Purchase % Nine Months Ended September 30, 2020	Purchase % Nine Months Ended September 30, 2019
Supplier A	11%	-%	-%	-%
Supplier B	15%	-%	10%	-%
Supplier C	18%	-%	-%	-%
Supplier D	-%	17%	-%	-%
Supplier E	-%	14%	-%	-%
Supplier F	-%	-%	15%	-%
Supplier G	-%	-%	26%	-%

Suppliers to the Company vary from period to period dependent upon our customer’s order specifications. In any specific reporting period, we may be relying on certain vendors, however these vendors will vary dependent on the parts and materials needed. The Company believes its relationships with all of the above vendors is good, and we are not reliant on any particular vendor for future needs.

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	September 30, 2020	December 31, 2019
Office equipment	$113,025	$78,851
Less: Accumulated Depreciation	(77,465)	(63,642)
Property and Equipment, Net	$35,560	$15,199

Depreciation expense was $3,562 and $6,784 for the three and nine months ended September 30, 2020, respectively, and $1,815 and $5,445 for the three and nine months ended September 30, 2019, respectively.

Intangible Assets

Intangible assets primarily represent purchased patent and license rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended September 30, 2020, the Company recorded amortization expense of $10,417. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

Goodwill is tested annually for impairment on January 1, and at any time upon occurrence of certain events or changes in circumstances. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

The transaction with PCTI resulted in recognizing goodwill of $11,201,145 (see Note 1).

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. Other than The Company has no outstanding contracts with any of its’ customers. The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

For contracts with customers, ownership of the goods and associated revenue are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Advance payments are typically required for commercial customers and are recorded as current liability until revenue is recognized. Advance payments are not required for government customers. The majority of contracts typically require payment within 30 to 60 days after transfer of ownership to the customer.

For the periods covered herein, we did not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2020, and 2019.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the nine months ended September 30, 2020, and 2019, the Company recorded $47,325 and $232, respectively, of advertising and marketing expenses.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2020, and 2019, the Company did not record any research and development expenses.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2020, for each fair value hierarchy level:

September 30, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$2,250,953	$2,250,953

Leases

Effective July 10, 2020, the Company began accounting for leases under ASU 2016-02 (see Note 14), applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate of 7.5%, based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized pursuant to on a straight-line basis over the lease term and is included in rent in the condensed consolidated statements of operations.

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the period ended September 30, 2020, (Hong Kong dollar per one U.S. dollar):

September 30, 2020
Balance sheet date	.1290
Average rate for statements of operations and comprehensive loss	.1289

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2020, and 2019, the Company’s dilutive securities are convertible into approximately 9,744,058,757 shares of common stock. There were no dilutive securities as of September 30, 2019. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of September 30, 2020:

September 30, 2020
Common stock to be issued	1,350
Convertible preferred stock	9,421,359,558
Convertible notes payable	322,697,849
9,744,058,75

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018.

In January 2017, the FASB issued ASU No. 217-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments simplify the subsequent measurement of goodwill and eliminate the two-step goodwill impairment test. The Company will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate any material impact on the condensed consolidated financial statements.

Other than the above there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2020, that are of significance or potential significance to the Company.

NOTE 4 – INTANGIBLE ASSETS

Patents as of September 30, 2020, consist of the following:

September 30, 2020
Patents and license rights	$151,041
Accumulated amortization	(10,417)
Net carrying amount	$140,624

Amortization expense for the three and nine months ended September 30, 2020, was $10,417.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Since the transaction with PCTI is being accounted for as a business combination and was treated as a reverse acquisition for accounting purposes with PCTI as the accounting acquirer in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). In accordance with the accounting treatment for a reverse acquisition, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of PCTI prior to the reverse merger. The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger. Accordingly, as of July 10, 2020, PCTI assumed the liabilities of the Company, including the convertible note balances.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on August 18, 2017, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, dated February 18, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for the thirty prior trading days including the day upon which a notice of conversion is received. As of September 30, 2020, and July 10, 2020, the outstanding principal balance of assigned note was $2,086.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of September 30, 2020, and July 10, 2020, the outstanding principal balance of this note was $25,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible note issued by the Company on February 26, 2020, pursuant to a Securities Purchase Agreement. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. In conjunction with this note, the Company issued a warrant to purchase 2,212,500 shares of common stock at an exercise price of $0.03, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. As of July 10, 2020, the outstanding principal balance of this note was $132,750 with a carrying value of $66,176, net of unamortized discounts of $66,574. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $66,574 was charged to interest expense. For the period from July 11, 2020 to September 30, 2020, the investor converted a total of $132,750 of the face value and $7,943 of accrued interest into 83,214,457 shares of common stock at an average conversion price of $0.0017. As of September 30, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible note issued by the Company on February 26, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, dated March 3, 2020 with a maturity date of February 26, 2021. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $798,750. For the period from July 11, 2020 to September 30, 2020, the investor converted a total of $798,750 of the face value and $147,549 of accrued interest into 496,756,528 shares of common stock at an average conversion price of $0.0019. As of September 30, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible note issued by the Company on August 21, 2019, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, with a maturity date of August 21, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $155,632. For the period from July 11, 2020 to September 30, 2020, the investor converted a total of $155,632 of the face value and $48,306 of accrued interest into 219,963,737 shares of common stock at an average conversion price of $0.0009. As of September 30, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on March 9, 2020, (the “Issuance Date”) to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $.25 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.25 or 50% of the lowest trading price for the thirty trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $80,000 with a carrying value of $53,333, net of unamortized discounts of $26,667. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $26,667 was charged to interest expense. As of September 30, 2020, the outstanding principal balance and carrying value of this note was $80,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 22% convertible note issued by the Company on December 5, 2018, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on April 17, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $352,695. For the period from July 11, 2020 to September 30, 2020, the investor converted a total of $352,695 of the face value and $89,295 of accrued interest into 273,028,909 shares of common stock at an average conversion price of $0.0016. As of September 30, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 22% convertible note issued by the Company on October 19, 2018, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on April 24, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of September 30, 2020, and July 10, 2020, the outstanding principal balance of assigned note was $67.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on April 27, 2020, (the “Issuance Date”) to an investor. This note matures on April 27, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. As of July 10, 2020, the outstanding principal balance of this note was $60,000 with a carrying value of $11,500, net of unamortized discounts of $48,500. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $13,500 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $60,000 with a carrying value of $25,000, net of unamortized discounts of $35,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a convertible note issued by the Company on August 23, 2019, with a maturity date of May 23, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on April 28, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of September 30, 2020, and July 10, 2020, the outstanding principal balance of assigned note was $14,831.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on April 28, 2020, (the “Issuance Date”) to an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. As of July 10, 2020, the outstanding principal balance of this note was $53,000 with a carrying value of $10,158, net of unamortized discounts of $42,842. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $11,925 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $53,000 with a carrying value of $22,083, net of unamortized discounts of $30,917.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on May 4, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lower of $0.50 or 58% multiplied by the average of the two lowest closing trading price or bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. In conjunction with this note, the Company issued a warrant to purchase 3,666,666 shares of common stock at an exercise price of $0.015, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. As of July 10, 2020, the outstanding principal balance of this note was $110,000 with a carrying value of $18,860, net of unamortized discounts of $91,140. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $25,369 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $110,000 with a carrying value of $44,229, net of unamortized discounts of $65,771.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on May 5, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $03 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.03 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $162,000 with a carrying value of $62,100, net of unamortized discounts of $99,900. In conjunction with this note, the Company issued a warrant to purchase 4,325,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $72,900 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $162,000 with a carrying value of $135,000, net of unamortized discounts of $27,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on May 7, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures on May 7, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. As of July 10, 2020, the outstanding principal balance of this note was $30,000 with a carrying value of $5,000, net of unamortized discounts of $25,000. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $6,875 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $30,000 with a carrying value of $11,875, net of unamortized discounts of $18,125.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a convertible note issued by the Company on January 8, 2020, with a maturity date of January 8, 2021, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on May 15, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $115,500, with a carrying value of $56,306, net of unamortized discounts of $59,194. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $59,194 was charged to interest expense. For the period from July 11, 2020 to September 30, 2020, the investor converted a total of $115,067 of the face value and $2,408 of accrued interest and fees into 88,500,000 shares of common stock at an average conversion price of $0.00133. As of September 30, 2020, the outstanding principal balance of this note is $433.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a convertible note issued by the Company on November 27, 2019, with a maturity date of November 27, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on May 15, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of September 30, 2020, and July 10, 2020, the outstanding principal balance of assigned note was $296.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on May 28, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures on May 28, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. As of July 10, 2020, the outstanding principal balance of this note was $30,000 with a carrying value of $3,250, net of unamortized discounts of $26,750. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $6,750 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $30,000 with a carrying value of $10,000, net of unamortized discounts of $20,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due convertible note issued by the Company on May 29, 2019, with a maturity date of May 29, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on May 28, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $31,043. For the period from July 11, 2020 to September 30, 2020, the investor converted a total of $31,043 of the face value and $53,337 of accrued interest and fees into 86,262,262 shares of common stock at an average conversion price of $0.001. As of September 30, 2020, the note balance is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 1, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $27,625, net of unamortized discounts of $99,875. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $57,375 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $127,500 with a carrying value of $85,000, net of unamortized discounts of $42,500. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 11, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the twenty- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. As of July 10, 2020, the outstanding principal balance of this note was $53,000 with a carrying value of $4,417, net of unamortized discounts of $48,583. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $11,792 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $53,000 with a carrying value of $16,209, net of unamortized discounts of $36,791.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on June 30, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $8,375, net of unamortized discounts of $121,125. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $ was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $129,500 with a carrying value of $65,750, net of unamortized discounts of $63,750. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on July 8, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $250,000 with a carrying value of $-0-, net of unamortized discounts of $250,000. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $114,583 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note is $250,000 with a carrying value of $114,583, net of unamortized discounts of $135,417. In conjunction with this note, the Company issued a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On February 26, 2020, (the “Issuance Date”) PCTI issued a 12% Convertible Promissory Note (the “Note”), in the principal amount of $106,950, to an investor. This note matures 12 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at 55% of the lowest trading price for the twenty-five trading days prior to the conversion. If the trading price cannot be calculated for such security on such date, the trading price shall be the fair market value as mutually determined by the Company and the investor for which the calculation of the trading price is required in order to determine the conversion price. PCTI received proceeds of $85,000 on February 26, 2020, and the Note included an original issue discount of $13,950 and lender costs of $8,000. This note proceeds will be used by the Company for general working capital purposes. The Note also requires a daily payment via ACH of $400. On June 25, 2020, the Note was amended to add $111,225 of additional principal to the outstanding balance. Pursuant to the PCTI transaction with Ozop, on July 10, 2020, the conversion price is equal to 45% multiplied by the lowest closing bid price during the twenty-five-trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. Accordingly, the Company determined the conversion feature of the Notes represented an embedded derivative since the note is convertible into a variable number of shares upon conversion, as the note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The embedded feature included in the note resulted in an initial debt discount of $85,000, interest expense of $135,786 and initial derivative liability of $220,786. For the nine months ended September 30, 2020, amortization of the debt discounts of $54,793 was charged to interest expense. For the nine months ended September 30, 2020, principal payments of $56,400 were paid. As of September 30, 2020, the outstanding principal balance of this note was $161,775 with a carrying value of $116,935, net of unamortized discounts of $44,840.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt of $82,068 and to the warrant $19,932 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $207,699, a debt discount of $82,068 with the excess of $125,541 charged to interest expense of $125,541. For the nine months ended September 30, 2020, amortization of the debt discounts of $53,125 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $53,125, net of unamortized discounts of $74,375.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt $61,733 and warrant $40,267 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $198,239, a debt discount of $61,733 with the excess of $136,506 charged to interest expense. For the nine months ended September 30, 2020, amortization of the debt discounts of $42,500 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $42,500, net of unamortized discounts of $85,000.

A summary of the convertible note balance as of September 30, 2020, is as follows:

September 30, 2020

Principal balance	$1,544,489
Unamortized discount	(682,982)
Ending balance, net	$861,507

NOTE 6 – DERIVATIVE LIABILITIES

The Company determined the conversion feature of the convertible notes, which all contain variable conversion rates, represented an embedded derivative since the notes were convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The Company valued the derivative liabilities at September 30, 2020, at $2,250,953. The Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2020, risk free interest rates at 0.11%, and volatility of 85% to 94%. The initial derivative liabilities for convertible notes issued from July 11, 2020 to September 30, 2020, used the following assumptions; risk-free interest rates from 0.12% to 0.17% and volatility of 96% to 106%.

A summary of the activity related to derivative liabilities for the period from July 10, 2020 to September 30, 2020, is as follows:

Balance- July 10, 2020, assumed pursuant to PCTI transaction	$8,743,231
Issued during period	626,534
Converted or paid	(7,308,426)
Change in fair value recognized in operations	189,614
Balance- September 30, 2020	$2,250,953

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	September 30, 2020	December 31, 2019
Note payable bank, interest at 7.75%, matures December 26,2020	$156,648	$174,444
Note payable bank, interest at 6.5%, matures December 26, 2020	341,400	349,962
Economic Injury Disaster Loan	10,000	-
Paycheck Protection Program loan	100,400	-
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	-
Other, due on demand, interest at 6%	50,000	-
Note payable $210,000 face value, interest at 18%, matures June 23, 2022, net of discount of $30,260	179,740	-
Note payable $203,000 face value, interest at 12%, matures June 25, 2021, net of discount of $19,935	183,065	-
Note payable $750,000 face value, interest at 12%, matures August 24, 2021, net of discount of $500,151	249,839	-
Sub- total notes payable	1,316,102	542,406
Less long-term portion, net of discount	290,140	-
Current portion of notes payable, net of discount	$1,015,962	$542,406

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On July 24, 2020, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 26, 2020 and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s President. At September 30, 2020 and December 31, 2019, $150,646 and $174,444, respectively, was outstanding on the note payable.

On September 25, 2019, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal was due on April 12, 2020, however, on July 24, 2020, due to PCTI being in default with agreement was amended with a change in the maturity date to December 26, 2020, and the interest rate changed to the prime rate plus 3.25% (6.5% at September 30, 2020). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s President. At September 30, 2020 and December 31, 2019, $347,588 and $349,962, respectively, was outstanding on the promissory note.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the nine months ended September 30, 2020, amortization of the costs of $9,063 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $471,307, with the offset to additional paid in capital. For the nine months ended September 30, 2020, amortization of the debt discount of $49,094 was charged to interest expense. As of September 30, 2020, the outstanding principal balance of this note was $750,000 with a carrying value of $249,839, net of unamortized discounts of $500,151.

On April 20, 2020, PCTI was granted a loan from a bank in the amount of $100,400, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum, payable monthly beginning on November 20, 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four-week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $10,400 as of September 30, 2020 and has been classified as a long-term liability in notes payable.

On July 14, 2020, PCTI received $10,000 grant under the Economic Injury Disaster Loan (“EIDL”) program. Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The first payment due is deferred one year. The entirety of the loan as of September 30, 2020 and has been classified as a long-term liability in notes payable.

The following notes were assumed on July 10, 2020, pursuant to the PCTI transaction:

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

On June 25, 2020 (the “Issue Date”), the Company entered into a 12%, $203,000 face value promissory note with a third-party (the “Holder”) due June 25, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $33,333 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date.

NOTE 8 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an Agreement (the “Agreement”) with a third- party. Pursuant to the terms of the Agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the Agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. The Company has recorded the $750,000 as deferred liability on the September 30, 2020, consolidated condensed balance sheet.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000. On August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of series E Preferred Stock. The Series D Preferred Stock is convertible in the aggregate into three times the number of shares of common stock outstanding at the time of conversion. Mr. Conway owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock is convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648 and recognized as compensation on the accompanying unaudited condensed consolidated Statement of Comprehensive Loss.

Management Fees and related party payables

For the three and nine months ended September 30, 2020, and 2019, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
CEO, parent	$96,771	$-	$96,771	$-
President, subsidiary	32,500	-	32,500	-
Total	$129,271	$-	$129,271	$-

As of September 30, 2020, and December 31, 2019, included in related party payable is $10,308 and $27,909, respectively, for the amounts owed the CEO of PCTI.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

On October 25, 2019 PCTI executed a non-cancellable lease of office and industrial space totaling 11,800 square feet in Zelienople, PA., which began December 1, 2019 and expires on November 30, 2022. The lease terms include a monthly rent of $7,000 (see Note 12). The Company also pays $3,400 on a month to month basis for its corporate office in Warwick, New York.

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

Agreements

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of September 30, 2020, and December 31, 2019, the balance owed Mr. Chaudhry is $162,085.

On July 10, 2020, PCTI assumed a contract entered into by the Company on June 5, 2020, for media relations services with a third-party. Pursuant to the Agreement, the Company will pay the consultants $10,000 per month for the development and execution of a comprehensive media relations plan.

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

On July 29, 2020, PCTI entered into a three-month Performance Solutions Agreement (the “PSA”), with automatic monthly renewals, until terminated either arty on a thirty (30) day written notice to the other party. Pursuant to the PSA, the Company will pay a monthly fee of $5,000 for services including social media and search engine optimization.

On September 2, 2020, PCTI entered into an Agreement (the “Agreement”) with a third- party. Pursuant to the terms of the Agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the Agreement (see Note 7).

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

During the period from July 11, 2020 to September 30, 2020, holders of an aggregate of $1,585,937 in principal and $259,418 of accrued interest and fees of convertible notes issued by the Company and assumed by PCTI on July 10, 2020, converted their debt into 1,181,993,984 shares of our common stock at an average conversion price of $0.0016 per share. The Company also issued 106,528,473 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of September 30, 2020, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 3,140,453,186 shares of common stock issued and outstanding.

Preferred stock

As of September 30, 2020, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. As of September 30, 2020, there were 50,000 shares of Series D Preferred Stock issued and outstanding, of which 2,500 are issued to Mr. Conway.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. As of September 30, 2020, there were 20,000 shares of Series D Preferred Stock issued and outstanding.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. As of September 30, 2020, there were 1,000 shares of Series E Preferred Stock issued and outstanding.

NOTE 12 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On October 25, 2019 PCTI executed a non-cancellable lease for office and industrial space which began December 1, 2019 and expires on November 30, 2022. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Prior to July 10, 2020, PCTI recorded monthly lease expense pursuant to the lease agreement and effective July 10, 2020, pursuant to the PCTI transaction, operating lease expense is recognized pursuant to ASC Topic 842. Leases (Topic 842) over the lease term. During the three and nine months ended September 30, 2020, the Company recorded $21,278 and $63,278, respectively, and $21,125 and $63,375 for the three and nine months ended September 30, 2019, respectively, for this lease.

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. During the nine months ended September 30, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $185,139.

Right-of- use assets are summarized below:

September 30, 2020
Office and warehouse lease	$185,139
Less accumulated amortization	(17,639)
Right-of-us assets, net	$167,500

Operating lease liabilities are summarized as follows:

September 30, 2020
Lease liability	$167,500
Less current portion	(73,945)
Long term portion	$93,555

Maturity of lease liabilities are as follows:

Amount
For the three months ending December 31, 2020	$21,000
For the year ending December 31, 2021	84,000
For the eleven months ending November 30, 2022	77,000
Total	$182,000
Less: present value discount	(14,500)
Lease liability	$167,500

NOTE 13 – SUBSEQUENT EVENTS

From October 1, 2020, through November 20, 2020, the Company has issued 123,357,984 shares of common stock upon the conversion of $293,449 of principal, accrued interest and fees of convertible notes.

On October 8, 2020, the Company, through its wholly owned subsidiary, PCTI entered into a Consortium Agreement (the “Consortium Agreement”) with Sterling PBES Energy Solution Ltd. (“SPBES”). Under the terms of the Consortium Agreement, PCTI shall offer proposal, execution and service of contracts to supply agreed upon product solutions on behalf of SPBES in the following markets: Marine Industrial Charging Sub-Stations, North America, Europe, the Middle East and North Africa, Southeast Asia, South East Asia, South America and Australasia. SPBES shall be responsible for the project management of the product solutions.

On October 29, 2020, the Company formed a new wholly owned subsidiary, Ozop Surgical Name Change Subsidiary, Inc., a Nevada corporation (“Merger Sub”). The Merger Sub was formed under the Nevada Revised Statutes for the sole purpose and effect of changing the Company’s name to “Ozop Energy Solutions, Inc.” That same day the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Merger Sub and filed Articles of Merger (the “Articles of Merger”) with the Nevada Secretary of State, merging the Merger Sub into the Company, which were stamped effective as of November 3, 2020. As permitted by the Section 92.A.180 of the Nevada Revised Statutes, the sole purpose and effect of the filing of Articles of Merger was to change the name of the Company to “Ozop Energy Solutions, Inc.”

On November 13, 2020 (the “Issue Date”), the Company entered into a 12%, $1,000,000 face value promissory note with a third-party (the “Holder”) due November 13, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $166,667 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the Issue Date.

On November 16, 2020, (the “Issuance Date”) the Company issued a promissory note, in the principal amount of $250,000, to an investor. The note carries a guaranteed interest payment of 15%, which is added to the principal on the Issuance Date. Principal payments shall be made in six instalments of $57,500 commencing May 21, 2021, and continuing each 30 days thereafter for 4 months. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.01 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.01 or the volume weighted average price of the common stock during the five (5) Trading Day period ending on the day prior to conversion. The Company received proceeds of $200,000 on November 19, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 35,000,000 shares of common stock at an exercise price of $0.25, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

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

THE COMPANY

Ozop Energy Solutions, Inc. (the “Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada. On May 8, 2018, following the acquisition of Ozop Surgical, Inc., we amended our Articles of Incorporation (the “Amendment”) to change our name from Newmarkt Corp. to Ozop Surgical Corp. in order to reflect more accurately, at that time, the name of our core service offering and operations.

On July 10, 2020, the Company entered into a Stock Purchase Agreement (the “SPA”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Under the terms of the SPA, the Company acquired one thousand (1,000) shares of PCTI, which represents all of the outstanding shares of PCTI, from Chis in exchange for the issuance of 47,500 shares of the Company’s Series C Preferred Stock, 18,667 shares of the Company’s Series D Preferred Stock, and 500 shares of the Company’s Series E Preferred Stock to Chis. The Acquisition is being accounted for as a business combination and was treated as a reverse acquisition for accounting purposes with PCTI as the accounting acquirer in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). In accordance with the accounting treatment for a reverse acquisition, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of PCTI prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. Customers include the United States military, other global military organizations and many of the world’s largest industrial manufacturers. All of its products are manufactured in the United States. Because of the Company’s product scope and the high-power niche that their products occupy, the Company is aggressively targeting the rapidly growing renewable and energy storage markets. The Company’s mission is to be a global leader for high power electronics with a standard of continued innovation.

On October 29, 2020, the Company formed a new wholly owned subsidiary, Ozop Surgical Name Change Subsidiary, Inc., a Nevada corporation (“Merger Sub”). The Merger Sub was formed under the Nevada Revised Statutes for the sole purpose and effect of changing the Company’s name to “Ozop Energy Solutions, Inc.” That same day the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Merger Sub and filed Articles of Merger (the “Articles of Merger”) with the Nevada Secretary of State, merging the Merger Sub into the Company, which were stamped effective as of November 3, 2020. As permitted by the Section 92.A.180 of the Nevada Revised Statutes, the sole purpose and effect of the filing of Articles of Merger was to change the name of the Company to “Ozop Energy Solutions, Inc.”

Results of Operations for the three and nine months ended September 30, 2020 and 2019:

Revenue

For the three and nine months ended September 30, 2020, the Company’s revenues were $246,951 and $1,493,592, respectively, compared to $176,582 and $416,778 for the three and nine months ended September 30, 2019.The increase in revenues is a result of a delay in 2019, by a customer in making a substantial change to the specification and issuing a modification after the purchase order was released for production. The project subsequently shipped in 2020.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2020, were $4,830,641 and $5,151,483, respectively, compared to $101,820 and $314,433 for the three and nine months ended September 30, 2019, respectively. The operating expenses were comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Wages and management fees- related parties	$129,271	$-	$129,271	$-
Stock-based compensation	4,286,648	-	4,286,648	-
Wages, taxes and benefits	125,554	72,877	287,917	234,436
Professional and consulting fees	162,622	8,599	187,259	15,355
Advertising and marketing	44,428	100	47,325	232
Rent, office expense and supplies	48,498	4,517	72,400	24,659
Insurance	19,133	6,443	44,246	21,647
General and administrative, other	14,487	9,284	96,917	17,664
Total	$4,830,641	$101,820	$5,151,483	$314,433

All of the above amounts include expenses incurred by PCTI for the entire three- and nine-month periods ended September 30, 2020, and 2019, respectively, and expenses incurred by Ozop for the period July 11, 2020 through September 30, 2020.

Wages and management fees- related parties, includes compensation paid to our CEO and to the President of PCTI, our wholly-owned subsidiary. Currently, the President is compensated $13,000 per month and the Company’s CEO monthly base compensation is $10,000. Both the CEO and President are eligible for additional bonuses as approved by the Board of Directors of the Company. For the three and nine months ended September 30, 2020, the Company’s CEO’s total compensation was $96,771 and PCTI’s President was compensated $32,500.

Stock based compensation for the three and nine months ended September 30, 2020, of $4,286,648, is related to 1,333 shares of Series D Preferred Stock issued to Mr. Conwy on August 28, 2020, pursuant to his employment agreement. The Series D Preferred Stock is convertible in the aggregate into three times the number of shares of common stock outstanding at the time of conversion. Mr. Conway’s owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock is convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648.

Wages, taxes and benefits increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase was a result of increased sales and administrative personnel at PCTI, in support of the increased revenues as well as personnel hired for additional customer recruitment.

Professional and consulting increased in the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase was due to accounting and auditing expenses of PCTI, necessary in preparation of the transaction with Ozop, as well as expenses incurred by Ozop for their public company filing requirements

Advertising and marketing expenses increased in the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase was related to marketing programs during the three months ended September 30, 2020, including brand awareness programs for both PCTI and Ozop.

Rent, office expense and supplies include utilities as well. The expenses for the three and nine months ended September 30, 2010 increased compared to the same periods in 2019. The increase was the result of including in the current three-and nine-month periods, rent expense of $9,200 for Ozop beginning in July 2020.

Other Income (Expenses)

Other expenses, net, for the three and nine months ended September 30, 2020, was $1,708,061 and $1,838,113, respectively, compared to other expenses, net of $12,203 and $41,656 for the three and nine months ended September 30, 2019, respectively, and were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense	$667,185	$12,203	$797,237	$41,656
Amortization of debt discount	864,071	-	864,071	-
Loss on change in fair value of derivatives	189,612	-	189,612	-
Gain on extinguishment of debt	(12,807)	-	(12,807)	-
Total other expense, net	$1,708,061	$12,203	$1,838,113	$41,656

The increase in other expense is primarily a result of amortization of debt discounts and losses on changes in fair values of derivatives and interest expense on the convertible notes assumed by PCTI on July 10, 2020.

Net loss

The net loss for the three and nine months ended September 30, 2020, was $6,563,262 and $6,862,676 respectively, compared to $70,708 and $371,975 for the three and nine months ended September 30, 2019, respectively. The increases are a result of the changes discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. Our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business, however, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results.

For the nine months ended September 30, 2020, we primarily funded our business operations with $750,000 of proceeds received pursuant to an agreement to provide future perpetual payments of 3% of revenues, $673,000 from the issuances of promissory notes, $289,000 of proceeds from the issuances of convertible note financings as well as $400,000 advance from affiliate and $42,420 received from shareholders. Of the proceeds, $82,757 was used for repayment of convertible notes and notes payable and $69,470 was paid back to shareholders.

As of September 30, 2020, we had cash of $1,706,257 as compared to $27,382 at December 31, 2019. As of September 30, 2020, we had current liabilities of $6,590,839 (including $2,250,953 of non-cash derivative liabilities), compared to current assets of $1,954,962, which resulted in a working capital deficit of $4,635,877. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

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

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities from continuing operations was $878,327 compared to $36,262 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our net cash used in operating activities was primarily attributable to the net loss of $6,862,676, adjusted by stock-based compensation of $4,286,648, the non-cash expenses of interest and amortization and depreciation of $1,447,935 and losses on the fair value changes in derivatives of $189,612. Net changes of $72,960 in operating assets and liabilities reduced the cash used in operating activities.

For the nine months ended September 30, 2019, net cash used in operating activities of $36,262 was primarily attributable to the net loss of $371,975, adjusted non-cash expenses of depreciation of $5,445, and net changes of $330,268 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the nine months ended September 30, 2020, the net cash provided by investing activities was $1,577,566, compared to $6,967 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company received proceeds of $750,000 pursuant to an obligation to pay a perpetual 3% fee of revenues, acquired $470,849 cash, $400,0 advance from affiliate and $42,240 from shareholders. During the nine months ended September 30, 2020, the Company purchased $16,233 of office furniture and equipment and repaid $69,470 to shareholders.

For the nine months ended September 30, 2019, the principal investing activity included receiving $110,000 from shareholders and the repayment of $99,891 to shareholders and the purchase of $3,142 of fixed assets.

Financing Activities

For the nine months ended September 30, 2020, the net cash provided by financing activities was $979,643, compared to cash used in financing activities of $10,193 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received $289,000 of proceeds from the issuances of convertible note financings, $673,000 from the issuances of promissory notes and $100,400 from the Payroll Protection Program. During the nine months ended September 30, 2020, the Company repaid $82,757 of principal of convertible notes and notes payable.

For the nine months ended September 30, 2019, the Company made payments on notes payable of $10,193.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 8-K/A filed on September 25, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, holders of an aggregate of $1,443,821 in principal and $239,428 of accrued interest and fees of convertible notes issued by the Company, converted their debt into 1,181,993,894 shares of our common stock at an average conversion price of $0.0014 per share. The Company also issued 106,528,473 shares of common stock upon the cashless exercises of warrants.

The shares described above were issued pursuant to the exemption from registration requirements relying on Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

10.1	Share Redemption Agreement dated April 13, 2018, by and between Newmarkt Corp. and Denis Razvodovskij (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2018).

10.2	Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 25, 2018).

10.3	Intellectual Property Portfolio License Agreement dated February 1, 2018 by and between Loubert S. Suddaby, MD and Spinus, LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2018).

10.4	Amended and Restated Equity Transfer Agreement entered into among Zhao Zhen Rong, Sun Gui Ying and OZOP (Guangdong) Medical Technology Co., Ltd. dated September 27, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 28, 2018).

10.5+	Consulting Agreement entered into between Ozop Surgical Corp and Thomas J. McLeer dated October 1, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2018).

10.6	Consulting Agreement entered into between Ozop Surgical Corp. and Draper Inc. dated October 19, 2018. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 24, 2018).

10.7	October 24, 2018, consulting agreement with Jeffrey Patchen. (Incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed on November 14, 2018).

10.8	Agreement of Understanding between Ozop Surgical Corp. and Eric Sui dated February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 6, 2019).

10.9	Separation Agreement between Ozop Surgical Corp. and Salman J. Chaudhry dated March 4, 2019. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 6, 2019).

10.10	Investment Banking Engagement Agreement between Ozop Surgical Corp. and Newbridge Securities Corporation dated March 24, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2019).

10.11	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.12	Redemption Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Michael Chermak, (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 28, 2020).

10.13+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 23, 2020

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

