Form 10-K
period 2020-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2021-04-15
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-55976

OZOP ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	3841	35-2540672
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

26 N Main Street Florida, NY 10921 (845) 544-5112
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicated by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2020 was $22,927,818 (computed using the closing price of the common stock on June 30, 2020 as reported by the OTC Markets).

As of April 15, 2021, 4,452,503,933 shares of common stock of the registrant were outstanding.

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

Our corporate website is located at http://ozopenergy.com/, and the contents of our website are expressly not incorporated herein.

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

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. Customers have included the United States military, other global military organizations and many of the world’s largest industrial manufacturers. All of its products are manufactured in the United States. Because of the Company’s product scope and the high-power niche that their products occupy, the Company is aggressively targeting the rapidly growing renewable and energy storage markets. The Company’s mission is to be a global leader for high power electronics with a standard of continued innovation.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s former CEO (resigned February 28, 2020) and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled.

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

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. As of December 31, 2020, there were 50,000 shares of Series C Preferred Stock issued and outstanding, of which 2,500 are issued to Mr. Conway.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. As of December 31, 2020, there were 20,000 shares of Series D Preferred Stock issued and outstanding.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. As of December 31, 2020, there were 1,000 shares of Series E Preferred Stock issued and outstanding.

Ozop Energy Systems

Overview

On December 11, 2020, the Company formed Ozop Energy Systems, Inc. (“OES”), a Nevada corporation and a wholly owned subsidiary of the Company. OES was formed to be a manufacturer and distributor of renewable energy products.

OES is actively engaged in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. In addition to its current East Coast location, the Company recently signed a letter of intent to a four- year lease of approximately 10,000 SF in California. We are engaged in multiple business lines that include Project Development as well as Equipment Distribution. Our solar and energy storage projects involve large-scale battery and solar photovoltaics (PV) installations. The utility-scale storage business is based on an arbitrage business model in which we install multiple 1+ megawatt batteries, charge them with off-peak grid electricity under contract with the utility, then sell the power back during peak load hours at a premium, as dictated by prevailing electricity tariffs.

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can resell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-Grids proprietary program, patent/s pending, was developed for the off-grid distribution of electricity to reduce the rates, fees and charges currently burdening the EV Charging and residential carport sectors. It will also reduce the lengthy permitting processes and streamline the installations.

Electric Vehicle Chargers: The Neo-Grids, patent pending, is comprised of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. Neo-Grids will serve both the private auto and the commercial sectors. OES has license rights to the proprietary “flow” that was filed with the United States Patent and Trademark Office in March 2021. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-Grids business model leverages this accelerated growth by offering (1) charging locations that can be installed at a significant discount to utility-tied installations and (2) EV charger electricity that is both renewable and less expensive than comparable grid supplied power as offered by local suppliers.

OES has developed a business plan for the Neo Grids distribution solution that is being executed now and will be coming out of Research & Development for proof of concept in Q3 2021. Having identified several manufacturers and established a supply line for EV chargers, we have entered into agreements for EV charger installations as part of this proof of concept and plan to service them under multi-year agreements.

Equipment Distributor: Building on that, OES has entered the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with commercial solar PV systems as well as onsite battery storage and power generation. The components we are distributing include PV panels, solar inverters, solar mounting systems, stationary batteries, onsite generators and other associated electrical equipment and components that are all manufactured by multiple companies, both domestic and international. These core products are sourced from management-developed relationships and are distributed through our existing network and our in-house sales team.

OES management has decades of experience in the renewable, storage and resilient energy businesses and associated markets, which include but are not limited to project finance, project development, equipment finance, construction, utility protocol, regulatory policy and technology assessment.

Currently under management:

●	Eight sites are being negotiated under Letters of Intent for site control for potential implementation of in-front-of-the-meter battery storage projects.
●	A $4 million, 11 MW three-month supply agreement for solar components with a carport manufacturer. It is anticipated that this agreement will increase to $2-4 Million per month during the balance of 2021.
●	In-house distribution of inverters, collectors, and racking systems.
●	EV charging stations, first installation paperwork being negotiated, and we will be filing for all applicable rebates, permits and approvals. First site valuation is approximately $450,000 with 300 additional sites under review.

PCTI

Business Strategy

PCTI has the technology and capability to enter the solar inverter and energy storage market since many of these technologies are being manufactured outside of the U.S. The U.S. has a manufacturing sector for racking and a small sector for modules, but inverters and energy storage are not as robust domestically. PCTI is working to bring a line of both solar inverters and stationary energy storage products to market.

The current solar inverter market is dominated by five companies: SMA, CPS Solar, SolarEdge, Solectria and Enphase. PCTI is planning to develop a line of large commercial/industrial inverters for the solar industry that are in a similar space as their current line of inverters. PCTI will also analyze the utility inverter market for large scale/utility solar and wind generation. The Company will continue to evaluate the residential and small commercial inverter market to determine if this is a segment to enter in the future.

PCTI wants to engage the energy storage market. Developing energy storage products will not only serve the current needs of the renewable energy and utility markets for frequency regulation but also the long-term needs of addressing capacity issues that exist with or without renewable energy. PCTI is also currently using its unique mobile energy storage inverters and battery chargers to expand upon its capabilities within the maritime and container terminal industry.

Electric Vehicle Chargers

PCTI is analyzing the best way to apply their technology to the rapidly growing EV industry also zeroing in on EV charging stations. PCTI is analyzing the potential of providing the infrastructure for EV charging hubs for passenger vehicles and for heavy duty EVs. The heavy duty EV market has seen rapid growth in school busses, drayage trucks, Yard Hostlers, etc. and the costs of manufacturing these heavy duty EV’s has been decreasing rapidly, creating a need for heavy duty EV charging stations. The Heavy Duty Truck Electrification Market has a forecast of the compound annual growth rate of 14.3% and $25.5 Billion by 2027. The Global Electric Vehicle Market, valued at $118 Billion in 2017, is expected to reach $567 Billion by 2025, with a compound annual growth rate of 22.3%. Similar to heavy duty trucks and multiple EV charging stations, electric vessels for marine applications such as ferry boats are growing and present an opportunity for PCTI battery chargers.

Solar Inverters

PCTI sees an opportunity in entering the solar inverter market by using their existing technologies and applying them directly to the needs of solar inverters. The Company will be analyzing the existing market of foreign made inverters to provide a more substantial American made option. It will be the goal of PCTI to determine how to get the price point to be competitive as well as make sure new safety and fire codes are applied to their product as more states and countries are adopting codes such as these. The global solar inverter market is projected to be at $12.8 billion in 2020 and to grow at a compound annual growth rate of 15.5% from 2020 to 2025.

Our Principal Products and Services

PCTI has four main product lines: DC Power Supplies from 5KW to 2MW, Battery chargers from 5KW to 2MW, DC/AC inverters to 1.5MVA and frequency converters up to 1MVA.

Apply Technology to Various Types of Energy Storage

PCTI has the advantage of being able to apply its battery chargers and inverters to any type of energy storage system. As the cost, safety and relevance of the many types of energy storage solutions change in the years to come, they will all need battery chargers and inverters. Following are the various types of technologies used for energy storage; PCTI has provided equipment for many of these applications for a number of years.

○	Batteries

●	Lithium Ion
●	Flow
●	Lead Acid
●	Sodium

○	Mechanical Systems

●	Fly Wheel
●	Pumped Hydro Power

○	Emerging Technologies

●	Compressed Air
●	Superconducting Magnets
●	Underground Pumped Storage
●	Hydrogen Storage

Microgrids

Microgrids are becoming more necessary not just as a way to provide electricity to a remote region but also as a source of resiliency. Whether the entity is critical to society like a hospital, police station or container terminal or needs to maintain revenues by remaining operational (e.g. a manufacturer or food processor), a microgrid provides that unique function. Because PCTI’s inverters and battery chargers are in the highest power segments, they are uniquely suited for microgrid applications.

Following are the main functions and components of commercial or utility scale microgrids:

●	Generate Electricity on Site

●	Renewables
●	Backup Generators

●	Convert & Store the energy on site

●	Inverters between generation and storage/use
●	Energy Storage & Battery Chargers

●	Software & Controls

●	Ability to remain connected to the grid or operate in “Island” mode
●	Analyze usage & production habits

Utility Scale Energy Storage

Utility Scale Energy Storage offers a number of advantages to the grid operators, power generators and end users. By incorporating energy storage into different sections of the grid it allows renewables to be more efficient in dispersing energy when demand is high. It allows utilities to be able to hold onto energy and release it in relation to usage trends. By performing these functions and others it makes the energy on the grid more efficient and less expensive for the end user as well as providing more stability and resiliency when demand is high and brown outs are common. Because PCTI’s inverters and battery chargers are in the highest power segments, they are uniquely suited for the larger utility scale applications.

Following are Utility Scale Energy Storage applications.

●	Applications for Pumped Hydro Systems

●	Utility Scale Renewables
●	Wind & Solar
●	Providing a smooth output from these resources to the grid
●	Providing Energy Storage solutions where the grid is oversaturated

●	Transmission & Distribution System

●	New resource for grid operators and utilities to maintain stability
●	Provide load function, holding energy when prices are low
●	Provide generating function, dispersing energy when prices are high

Sales and marketing

PCTI has reviewed its sales process and adjusted to be more customer focused and engaging. PCTI has moved from a reactive sales organization to a proactive sales model. PCTI currently has a Vice President of Business Development, an Outside Sales Person, an Inside Sales Person and an Applications Engineer on the Sales and Business Development team. The company anticipates adding new members to the sales team to address renewables business development.

The company has a domestic and global network of sales representatives and is working to add further representatives and agents to work towards full coverage of all opportune areas.

For legacy products, the Company uses a government contracting service that reviews the daily buying notices from the U.S. government and filters them via keywords specific to the company’s market sectors. Additionally, opportunities come through the U.S. Governments System of Award Management.

The Company currently uses a consulting firm for various media needs including blog writing, Search Engine Optimization (SEO), tweets, LinkedIn, Facebook and other related media efforts.

Manufacturing

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions. All of its products are manufactured in the United States.

PCTI regularly manufactures the following product types:

●	DC & AC Power Supplies: Our DC power supplies use a multipulse SCR / IGBT design to achieve high efficiency, low ripple, precise regulation and low output noise, available in ratings from 5KW to 20MW.

●	High Voltage Battery Chargers: PCTI offers rugged high-current battery chargers to a variety of high-current industrial charging applications from 5KW to 2MW.

●	Converters/Inverters: DC/DC, DC/AC, AC/AC, solar cell power stations, power transmission, electrostatic precipitator.

●	400Hz Aircraft Ground Support Equipment: Distribution equipment, gate boxes, switchboards, line drop compensators, line protection modules.

●	Power Electronic Modules: Integrated modules with IGBTs, SCRs, MOSFET, Diodes, GTO, GTC-Bipolar.

●	Other Power Electronic Products: Prototyping, R&D, consulting.

Competition

There are different competitors for each product line that are also further divided by power segment. By serving the high power products sector, we have sought to limit competition and commoditization of our products. We compete as a solution driven company, providing PCTI with what we believe are better margins and larger order values. As we are moving the direction of the company into the renewable energy storage market space, we are aware that some of the competitors have strong brand names. We believe PCTI offers a larger breath of product offering in these power ranges while our competition is fragmented in this area. In the high power segment, we believe PCTI’s experience, technology and flexibility provides a great advantage over other competitors.

We compete with many companies in the various application segments including larger, more established companies with substantial capabilities, personnel and financial resources.

PCTI is positioning itself to compete in the high power segment, with a focus on renewable energy and EV markets. These two segments are continuously looking to advance their products, which makes it difficult for the larger companies to adjust. We believe this is how PCTI will have an advantage to compete as a solutions driven company.

Many of our competitors have a larger presence in global markets. PCTI is also looking to expend its global footprint.

Intellectual Property

PCTI has a 29-year design library that includes all four product lines as well as some related equipment. One of our advantages over our competitors is our proprietary digital signal processing (DSP) control currently in its 7th generation. To the best of our knowledge, we believe that none of our competitors are using this sophisticated control topology at this time. DSP control permits great flexibility in our designs, allowing us to produce a wide variety of designs in a shorter period of time than our competitors. DSP allows for real-time control and monitoring of the equipment, which is faster than sequential control. This provides significant performance improvement as well as energy savings in the equipment.

PCTI additionally has trade secrets and know-how related to the design, manufacture, and testing of the equipment.

Research and Development

To maintain our level of continuous innovation, PCTI conducts numerous internal R&D projects. Additionally, the unique needs and applications of our customers require that we conduct R&D and engineering in order to provide them with the needed solutions and products.

Employees

As of the date of this filing, the Company employs 13 full time and 3 part- time employees. Ozop and PCTI have contracts with various independent contractors and consultants to fulfill additional needs, including accounting, investor relations, business development, permitting, and other corporate functions, and may increase staff further as we expand activities and bring new projects on line.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties. On October 25, 2019, PCTI executed a non-cancellable lease of office and industrial space totalling 11,800 square feet in Zelienople, PA., which began December 1, 2019 and expires on November 30, 2022. The lease terms include monthly rent of $7,000. The Company also pays $3,400 on a month-to-month basis for its corporate office in Warwick, New York.

ITEM 3. LEGAL PROCEEDINGS.

On March 4, 2021 a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Southern District of New York. The Complaint named Ozop Energy Solutions, Inc. (“OZOP”) and Brian Conway, Ozop’s Chief Executive Officer, (the “CEO”). OZOP and the CEO are collectively referred to herein as “Defendants”. The Complaint alleges that the Plaintiff’s purchase and sale of OZOP’s securities, and damages caused by OZOP and its CEO, were violations of federal and state securities law and common laws. This securities fraud complaint is based on two (2) press releases issued by OZOP: the first dated January 12, 2021, which the complainant alleges contained materially false and misleading information about the execution of a Master Supply Agreement, and the second dated February 5, 2021, that retracted the press release it issued on January 12, 2021. In reliance on OZOP’s January 12, 2021 press release (which was retracted and corrected by OZOP’s February 5, 2021 press release), on the same date, Plaintiff sold all of his 4,370,180 OZOP shares on the public market. The Plaintiff alleges that the February 5, 2021 corrective press release (which retracted the January 12, 2021 press release and corrected the material misrepresentations provided therein) caused a dramatic increase in the price of OZOP’s shares, significantly in excess of the price at which Plaintiff sold his OZOP shares on January 12, 2021 (in reliance on the January 12, 2021 press release), causing Plaintiff to suffer significant losses, in excess of two Million Dollars, as a direct and proximate result of Defendants’ material misrepresentations. The Company disputes the allegations in the Complaint has engaged counsel to vigorously defend the Company and the CEO.

On November 12, 2020, a former employee of PCTI filed a Charge of Discrimination against PCTI, for wrongful discharge based on sex and retaliation with the Equal Employment Opportunity Commission (“EEOC”) and the Pennsylvania Human Relations Commission for events occurring on or before June 3, 2020. The matter is currently under investigation with the EEOC.

Other than the above, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on April 14, 2021, was $0.081

Holders

As of December 31, 2020, the Company had 3,397,958,292 shares of our common stock issued and outstanding held by 96 holders of record.

Recent Sales of Unregistered Securities

The following table are all shares issued during the quarter ended December 31, 2020:

On November 4, 2020, the Company issued 7,142,857 shares of common stock to an accredited investor upon the conversion of $25,000 of principal of their convertible promissory note dated April 28, 2020.

On November 4, 2020, the Company issued 8,908,571 shares of common stock to an accredited investor upon the conversion of $28,000 of principal and $3,180 of accrued interest of their convertible promissory note dated April 28, 2020.

On November 10, 2020, the Company issued 59,706,711 shares of common stock to an accredited investor upon the conversion of $110,000 of principal and $22,549 of accrued interest of their convertible promissory note dated May 4, 2020.

On November 16, 2020, the Company issued 47,599,845 shares of common stock to an accredited investor upon the conversion of $80,000 of principal and $24,720 of accrued interest of their convertible promissory note dated March 9, 2020.

On November 27, 2020, the Company issued 27,683,884 shares of common stock to an accredited investor upon the cashless exercise of their warrant dated May 4, 2020.

On November 30, 2020, the Company issued 88,340,657 shares of common stock to an accredited investor upon the conversion of $162,000 of principal and $27,816 of accrued interest of their convertible promissory note dated May 14, 2020.

On December 1, 2020, the Company issued 10,000,000 shares to its legal counsel for past legal services performed.

On December 14, 2020, the Company issued 8,064,516 shares of common stock to an accredited investor upon the conversion of $25,000 of principal of their convertible promissory note dated June 11, 2020.

On December 14, 2020, the Company issued 10,058,065 shares of common stock to an accredited investor upon the conversion of $28,000 of principal and $3,180 of accrued interest of their convertible promissory note dated June 11, 2020.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

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

On October 29, 2020, the Company formed a new wholly owned subsidiary, Ozop Surgical Name Change Subsidiary, Inc., a Nevada corporation (“Merger Sub”). The Merger Sub was formed under the Nevada Revised Statutes for the sole purpose and effect of changing the Company’s name to “Ozop Energy Solutions, Inc.” That same day the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Merger Sub and filed Articles of Merger (the “Articles of Merger”) with the Nevada Secretary of State, merging the Merger Sub into the Company, which were stamped effective as of November 3, 2020. As permitted by the Section 92.A.180 of the Nevada Revised Statutes, the sole purpose and effect of the filing of Articles of Merger was to change the name of the Company from Ozop Surgical Corp. to “Ozop Energy Solutions, Inc.”

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

The Company utilized the Option Pricing Method (the “OPM”) to value the transaction. The OPM method treats all equity linked instruments as call options on the enterprise value, with exercise prices and liquidation preferences based on the terms of the various common, preferred, options, warrants, and convertible debt. Under this method, the common stock only has value if the funds available for distribution to the shareholders exceed the liquidation preferences of the preferred stock and face value of the convertible debt. The timing of a liquidity event is required to utilize this method. The OPM considers the various terms of the stockholder agreements—including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations—upon liquidation of the enterprise. In addition, the method implicitly considers the effect of the liquidation preference as of the future liquidation date, not as of the valuation date. A feature of the OPM is that it explicitly recognizes the option-like payoffs of the various share classes utilizing information in the underlying asset (that is, estimated volatility) and the risk-free rate to adjust for risk by adjusting the probabilities of future payoffs. The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction.

Purchase Price Allocation
Fair value of OZOP equity consideration issued	$818,444
Assets acquired	$1,229,917
Goodwill	11,201,145
Liabilities assumed	(11,612,618)
$818,444

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Pursuant to that review, management has determined that the goodwill arising from the above transaction has been impaired and accordingly $11,201,145 has been recorded as an impairment expense for the year ended December 31, 2020.

Included in the audited Consolidated Statements of Comprehensive Loss for the year ended December 31, 2020, are the results of Ozop, the accounting acquiree, of revenues of $-0- and a loss before income taxes of $7,782,364.The following table provides unaudited pro forma results of operations for the years ended December 31, 2020, and 2019, as if the acquisition had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings (if any) of the combined companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the date indicated, or which may occur in the future.

	Unaudited pro forma results year ended December 31, 2020	Unaudited pro forma results year ended December 31, 2019
Revenues	$1,411,432	$808,993
Loss before income taxes	(51,779,499)	(6,711,753)
Basic and fully diluted loss per share	$(0.02)	$(120.25)

On March 28, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada to designate 1,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock is not convertible into common stock, nor does the Series B Preferred Stock have any right to dividends and any liquidation preference. The Series B Preferred Stock entitles its holder to a number of votes per share equal to 50 votes. On April 1, 2019, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s former CEO and Director (resigned February 28, 2020). The shares were valued at $68,000 of which $25,000 was applied to accrued liabilities-related and $43,000 was recorded as stock-based compensation expense-related parties.

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

On September 19, 2019, the Company issued 50,000 shares of its Series C Preferred Stock to the Company’s former CEO (resigned February 28, 2020) and Director, in consideration of the cancellation and return of 1,000,000 shares of the Company’s Series B Preferred Stock. On September 20, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation (the “Certificate of Withdrawal”) for the Company’s Series B Preferred Stock, pursuant to which the prior designation of the Company’s Series B Stock was cancelled.

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

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. As of December 31, 2020, there were 50,000 shares of Series C Preferred Stock issued and outstanding, of which 2,500 are issued to Mr. Conway.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. As of December 31, 2020, there were 20,000 shares of Series D Preferred Stock issued and outstanding.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. As of December 31, 2020, there were 1,000 shares of Series E Preferred Stock issued and outstanding.

Results of Operations for the years ended December 31, 2020 and 2019:

The following discussion relates to the historical financial statements of PCTI for 2019, and through July 10, 2020. Beginning on July 11, 2020 the consolidated financial statements include the assets, liabilities and results of operations of PCTI and Ozop, (the combined company from and after the closing date of the reverse merger).

Revenue

For the year ended December 31, 2020, the Company generated revenue of $1,411,432, compared to $492,128 for the year ended December 31, 2019. The increase in revenues is a result of a delay in 2019, by a customer in making a substantial change to the specification and issuing a modification after the purchase order was released for production. The project with revenues of approximately $578,000 was subsequently shipped in 2020.

Operating expenses

Total operating expenses for the years ended December 31, 2020, and 2019, were $17,585,427 and $552,381, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2020	2019
Management fees, related parties	$461,304	$-
Stock-based compensation	4,286,648	-
Salaries, taxes and benefits	436,198	320,998
Professional and consulting fees	459,340	25,723
Advertising and marketing	55,249	361
Rent and office expenses	122,277	36,748
Insurance	58,461	23,225
Impairment	11,526,303	-
General and administrative. Other	179,647	145,326
Total	$17,585,427	$552,381

All of the above amounts include expenses incurred by PCTI for the years ended December 31, 2020, and 2019, respectively, and expenses incurred by Ozop for the period July 11, 2020 through December 31, 2020.

Wages and management fees- related parties, includes compensation paid to our CEO and to the President of PCTI, our wholly-owned subsidiary. Beginning on July 10, 2020, the President of PCTI is compensated $13,000 per month and the Company’s CEO monthly base compensation was $10,000. Both the CEO and President are eligible for additional bonuses as approved by the Board of Directors of the Company. For the year ended December 31, 2020, the Company’s CEO’s total compensation was $377,804 and PCTI’s President was compensated $83,500.

Stock based compensation for the year ended December 31, 2020, of $4,286,648, is related to 1,333 shares of Series D Preferred Stock issued to Mr. Conway on August 28, 2020, pursuant to his employment agreement. The Series D Preferred Stock is convertible in the aggregate into three times the number of shares of common stock outstanding at the time of conversion. Mr. Conway owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock is convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648.

Salaries, taxes and benefits increased for the year ended December 31, 2020, compared to the same period in 2019. The increase was a result of increased sales and administrative personnel at PCTI, in support of the increased revenues as well as personnel hired for additional customer recruitment.

Professional and consulting increased for the year ended December 31, 2020, compared to December 31, 2019. The increase was due to accounting and auditing expenses of PCTI, necessary in preparation of the transaction with Ozop, as well as expenses incurred beginning July 11, 2020, by Ozop for their public company filing requirements.

Advertising and marketing expenses increased for the year ended December 31, 2020, compared to December 31, 2019. The increase was related to marketing programs during 2020, including brand awareness programs for both PCTI and Ozop.

Rent and office expense (including supplies, utilities and internet costs) increased for the year ended December 31, 2010 compared to the year ended December 31, 2019. The increase was the result of including in the current year, rent and office expense of approximately$44,000 for Ozop beginning in July 2020, and an increase of approximately $39,000 for PCTI for the year ended December 31. 2020, compared to December 31, 2019.

During the year ended December 31, 2020, the Company had the following expenses charged to impairment:

●	$11,201,145 for the impairment of goodwill related to the transaction between PCTI and Ozop. The impairment was calculated based on the balance of the assets acquired and the liabilities assumed as of December 31, 2020.
●	$130,207 for the impairment of license rights as management has decided not to go forward with the use of the license rights of Spinus.
●	$194,951 for the impairment of goodwill related to the transaction between Ozop and Spinus.

Other Income (Expenses)

Other expenses, net, for the years ended December 31, 2020, and 2019, was $2,904,600 and $56,591, respectively, and were as follows.

	Year ended December 31,
	2020	2019
Interest expense	$1,190,759	$56,691
Amortization of debt discount	1,733,324	-
Loss on change in fair value of derivatives	176,050	-
Loss (gain) on extinguishment of debt	(195,553)	-
Total other expense, net	$2,904,600	$56,691

The increase in other expense is primarily a result of amortization of debt discounts and losses on changes in fair values of derivatives and interest expense on the convertible notes assumed by PCTI on July 10, 2020.

Net loss

The net loss for the year ended December 31, 2020, was $20,482,953, compared to $571,595 for the year ended December 31, 2019. The increases were primarily a result of impairment expenses of $11,526,303, stock compensation expense of $4,286,648, an increase in other expenses of $2,847,909 as well as the operating results discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. Our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business, however, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Management’s plans in regard to these factors are discussed below and also in Note 2 to the consolidated financial statements filed herein.

For the year ended December 31, 2020, we primarily funded our business operations with $750,000 of proceeds received pursuant to an agreement to provide future perpetual payments of 1.8% (as amended) of revenues, $1,553,000 of proceeds from the issuances of $1,750,000 of promissory notes, $489,000 of proceeds from the issuances of $723,175 of convertible notes, $100,400 from the PPP loan, $400,000 advance from affiliate and $42,420 received from shareholders. Of the proceeds, $101,864 was used for repayment of convertible notes and notes payable and $74,470 was paid back to shareholders.

As of December 31, 2020, we had cash of $1,808,476 as compared to $27,382 at December 31, 2019. As of December 31, 2020, we had current liabilities of $6,885,845 (including $1,283,378 of non-cash derivative liabilities), compared to current assets of $2,177,792, which resulted in a working capital deficit of $4,708,053. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

In December 2019, a novel strain of coronavirus (COVID-19) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $1,811,816 compared to $94,084 for the year ended December 31, 2019. For the year ended December 31, 2020, our net cash used in operating activities was primarily attributable to the net loss of $20,482,953, adjusted by impairment charges of $11,526,303, stock-based compensation of $4,286,648, the non-cash expenses of interest and amortization and depreciation of $2,498,966 and losses on the fair value changes in derivatives of $176,050. Net changes of $378,723 in operating assets and liabilities and a gain on extinguishment of debt of $195,553 reduced the cash used in operating activities.

For the year ended December 31, 2019, net cash used in operating activities of $94,084 was primarily attributable to the net loss of $571,595, adjusted non-cash expenses of depreciation of $7,259, and net changes of $470,252 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the year ended December 31, 2020, the net cash provided by investing activities was $1,574,431, compared to $-0- for the year ended December 31, 2019. For the year ended December 31, 2020, the Company received proceeds of $750,000 pursuant to an obligation to pay a perpetual 1.8% (as amended) fee of revenues, acquired $470,849 cash and $400,000 advance from affiliate. During the year ended December 31, 2020, the Company purchased $46,418 of office furniture and equipment. and repaid $74,470 to shareholders.

Financing Activities

For the year ended December 31, 2020, the net cash provided by financing activities was $2,018,486, compared to $73,912 for the year ended December 31, 2019. During the year ended December 31, 2020, we received $489,000 of proceeds from the issuances of convertible note financings, $1,553,000 from the issuances of promissory notes, $100,400 from the Payroll Protection Program and $42,420 from shareholders. During the year ended December 31, 2020, the Company repaid $101,864 of principal of convertible notes and notes payable and $74,470 to shareholders.

For the year ended December 31, 2019, the Company received $83,437 from shareholders and $1,409 from issuances of notes payable and made payments on notes payable of $6,152 and paid $4,782 to shareholders.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements:

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries; PCTI, Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2020, and 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F1-F30 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2020, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2020, as described below.

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

Name	Age	Position	Beginning
Brian Conway	50	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. The Company does not believe that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2020.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2020 and 2019:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years 2020, and 2019;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2020, and 2019, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020. Compensation information is shown for the fiscal years ended December 31, 2020, and 2019:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Brian P Conway (1)	2020	$377,804	$—	$4,286,648	$—	$—	$4,664,452
	2019	$—	$—	$—	$—	$—	$—
Catherine Chis(2)	2020	$83,500	$—	$—	$—	$—	$83,500
	2019	$—	$—	$—	$—	$—	$—

(1) On February 28, 2020, Mr. Conway was appointed as the Company’s Chief Executive Officer.

(2) Ms. Chis has been the CEO 0f PCTI since 2018.

2020 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2020, or December 31, 2019.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2020, and 2019.

EXECUTIVE EMPLOYMENT AGREEMENTS

On February 28, 2020, the Company and Mr. Conway entered into an employment agreement (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an annual salary of $120,000, payable monthly. Additionally, within ten (10) days of the Employment Agreement, the Company will issue Mr. Conway 2,500 shares of the Company’s Series C Preferred Stock. If Mr. Conway is employed on the six-month anniversary of the Employment Agreement, the Company will issue Mr. Conway 1,333 shares of Series D Preferred Stock and 500 shares of Series E Preferred Stock. The shares of Series D and E were issued to Mr. Conway on August 28, 2020.

Other than the foregoing, at this time, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through fiscal 2020. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of April 14, 2021, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of April 14, 2021, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Brian P Conway, CEO and Director (2)	Common Stock	890,282,160	16.66%
	Series C Preferred Stock	2,500	5.0%
	Series D Preferred Stock	1,333	6.67%

Catherine Chis, 5% shareholder (3)	Common Stock	12,467,289,639	73.68%
	Series C Preferred Stock	47,500	95.0%
	Series D Preferred Stock	18,667	93.33%

(1) Percentages are based on 4,452,523,933 shares of the Company’s common stock, 50,000 shares of Series C Preferred Stock and 20,000 shares of Series D Preferred stock issued and outstanding as of April 14, 2021. The voting rights associated with the Series C Preferred Stock in the aggregate are equal to 67% of the total vote. Series C Preferred Stock has no conversion rights. Series D Preferred Stock has no voting rights and has conversion rights equal to in the aggregate three (3) times the issued and outstanding shares of common stock on the date of conversion. The holders as a group may, at any time convert all of the issued and outstanding shares of the Series D Preferred Stock.

(2) Includes 1,333 shares of Series D Preferred Stock convertible into 890,282,160 shares of common stock.

(3) Includes 18,667 shares of Series D Preferred Stock that is convertible into 12,467,289,639 shares of common stock.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2020, and 2019, the Company recorded expenses to its officers in the following amounts:

	Years ended December 31,
	2020	2019
CEO, parent	$377,804	$-
President, subsidiary	83,500	-
Total	$461,304	$-

As of December 31, 2020, and 2019, included in related party payable is $9,120 and $27,909, respectively, for the amounts owed the CEO of PCTI.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2020, and 2019.

	2020	2019
Audit Fees(1)	$54,500	$53,000
Total Fees	$54,500	$53,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

		The financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-30.

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2021

OZOP ENERGY SOLUTIONS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Energy Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Energy Solutions, Inc. (formerly known as Ozop Surgical Corp). (the Company) as of December 31, 2020, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, As of December 31, 2020, the Company had an accumulated deficit of $21,793,375 and a working capital deficit of $4,604,189. In addition, the Company has generated losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 15, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Power Conversion Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Power Conversion Technologies, Inc. (an S-Corporation) as of December 31, 2019, and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended. In our opinion, these financial statements present fairly, in all material respects, the financial position of Power Conversion Technologies, Inc. as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred net losses for several consecutive years, and as of December 31, 2019 they have a stockholder’s deficit of $1,233,433, and a working capital deficit of $1,248,632. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Power Conversion Technologies, Inc. in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Power Conversion Technologies, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

September 22, 2020

OZOP ENERGY SOLUTIONS, INC.

(formerly known as Ozop Surgical Corp.)

CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,808,476	$27,382
Prepaid assets	9,569	12,715
Accounts receivable	400	19,774
Inventory	359,347	971,813
Total Current Assets	2,177,792	1,031,684

Operating lease right-of-use asset, net	149,529	-
Property and equipment, net	60,671	15,199
TOTAL ASSETS	$2,387,992	$1,046,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,678,006	$1,043,179
Related party liabilities	9,120	27,909
Convertible notes payable, net of discounts	1,078,985	-
Current portion of notes payable, net of discounts	1,849,622	524,406
Customer deposits	188,518	684,822
Deferred liability	750,000	-
Current portion of deferred revenues	17,876	-
Derivative liabilities	1,238,378	-
Operating lease liability, current portion	75,340	-
Total Current Liabilities	6,885,845	2,280,316

Long Term Liabilities
Note payable, net of discount	389,423	-
Operating lease liability, net of current portion	74,189	-
Deferred revenue, net of current portion	46,477	-
TOTAL LIABILITIES	7,395,934	2,280,316

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 50,000 (2020) and 47,500 (2019) issued and outstanding, par value $0.001)	50	48
Series D Preferred Stock (20,000 shares authorized and 20,000 (2020) and 18,667 (2019) issued and outstanding, par value $0.001)	20	19
Series E Preferred Stock (3,000 shares authorized and 1,000 (2020) and 500 (2019) issued and outstanding, par value $0.001)	1	1
Common stock (4,990,000,000 shares authorized par value $0.001; 3,397,958,292 (2020) and -0- (2019) shares issued and outstanding)	3,397,958	-
Additional paid in capital	13,387,411	76,922
Accumulated Deficit	(21,793,375)	(1,310,422)
Accumulated comprehensive gain	(7)	-
Total Stockholders’ Equity (Deficit)	(5,007,942)	(1,233,433)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,387,992	$1,046,883

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

(formerly known as Ozop Surgical Corp.)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2020	2019
Revenue	$1,411,432		$492,128
Cost of goods sold	1,404,358		454,651
Gross profit (loss)	7,074		37,477
Operating expenses:
General and administrative, related parties	4,747,952		-
General and administrative, other	1,311,172		552,381
Impairment of intangible assets	11,526,303		-
Total operating expenses	17,585,427		552,381

Loss from operations	(17,578,353)		(514,904)

Other (income) expenses:
Interest expense	2,924,103		56,691
Loss on change in fair value of derivatives	176,050		-
Gain on extinguishment of debt	(195,553)		-
Total Other Expenses	2,904,600		56,691

Loss before income taxes	(20,482,953)		(571,595)
Income tax provision	-		-
Net loss	$(20,482,953)		$(571,595)
Other comprehensive loss:
Foreign currency translation adjustment	(7)		-
Comprehensive loss	$(20,482,960)		$(571,595)

Loss per share basic and fully diluted	$(0.01)	$	N/A

Weighted average shares outstanding
Basic and diluted	2,432,659,418		N/A

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

(formerly known as Ozop Surgical Corp.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2020

	Common stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	income	Capital	Deficit	(Deficit)
Balances January 1, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$76,922	$(1,310,422)	$(1,233,433)

Reverse merger transaction	1,851,930,729	1,851,931	-	-	-	-	-	-	-	(1,033,489)	-	818,442

Shares issued for conversions of note and interest payable	1,411,815,206	1,411,815	-	-	-	-	-	-	-	9,139,319	-	10,551,134

Warrants issued in connection of issuance of debt	-	-	-	-	-	-	-	-	-	1,052,224	-	1,052,224

Shares issued upon cashless exercise of warrants	134,212,357	134,212	-	-	-	-	-	-	-	(134,212)	-	-

Shares issued pursuant to CEO contract	-	-	2,500	3	1,333	1	500	1	-	4,286,648	-	4,286,652

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(7)	-	-	(7)

Net loss	-	-	-	-	-	-	-	-	-	-	(20,482,953)	(20,482,953)
Balances December 31, 2020	3,397,958,292	$3,397,958	50,000	$50	20,000	$20	1,000	$1	$-	$13,387,411	$(21,793,375)	$(5,007,942)

OZOP ENERGY SOLUTIONS, INC.

(formerly known as Ozop Surgical Corp.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2019

	Common stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	income	Capital	Deficit	(Deficit)
Balances January 1, 2019	-	$-	47,500	$48	18,667	$19	500	$1	$-	$76,922	$(738,827)	$(661,838)

Net loss											(571,595)	(571,595)
Balances December 31, 2019	-	$-	47,500	$48	18,667	$19	500	$1	$-	$76,922	$(1,310,422)	$(1,233,433)

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

(formerly known as Ozop Surgical Corp.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(20,482,953)	$(571,595)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	2,430,666	-
Amortization and depreciation	68,300	7,259
Impairment of intangible assets	11,526,303	-
Loss on fair value change of derivatives	176,050	-
Gain on extinguishment of debt	(195,553)	-
Stock compensation expense	4,286,648	-
Changes in operating assets and liabilities:
Accounts receivable	19,374	24,701
Inventory	612,466	(719,590)
Prepaid expenses	6,512	(7,001)
Accounts payable and accrued expenses	207,931	724,267
Related party liabilities	64,353	-
Operating lease liabilities	(35,609)	-
Customer deposits	(496,304)	447,875
Net cash used in operating activities	(1,811,816)	(94,084)

Cash flows from investing activities:
Cash acquired in acquisition	470,849	-
Advances from affiliate	400,000	-
Purchase of office and computer equipment	(46,418)	-
Proceeds received on deferred liability	750,000	-
Net cash provided by investing activities	1,574,431	-

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	489,000	-
Proceeds from issuances of notes payable	1,553,000	1,409
Proceeds from Payroll Protection Program	100,400	-
Proceeds from Economic Disaster Loan	10,000	-
Proceeds from shareholders	42,420	83,437
Payments to shareholders	(74,470)	(4,782)
Payments of principal of convertible note payable and notes payable	(101,864)	(6,152)
Net cash provided by financing activities	2,018,486	73,912

Effects of exchange rate on cash	$(7)	$-

Net increase (decrease) in cash	1,781,094	(20,172)

Cash, Beginning of period	27,382	47,554

Cash, End of period	$1,808,476	$27,382

Supplemental disclosure of cash flow information:
Cash paid for interest	$133,300	$56,691
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in convertible notes payable	$548,333	$-
Issuance of common stock upon convertible note and accrued interest conversion	$2,383,801	$-
Operating lease right-of-use assets and liabilities	$185,139	$-

Acquisition of Ozop Surgical Corp
Fair value of equity consideration in acquisition	$818,444	$-
Liabilities assumed	11,612,618	-
Assets acquired	(759,068)	-
Intangible assets	(11,201,145)	-
Cash acquired	$470,849	$-

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

(formerly known as Ozop Surgical Corp.)

Notes to Consolidated Financial Statements

December 31, 2020

NOTE 1 - ORGANIZATION

Business

Ozop Energy Solutions, Inc. (the” Company,” “we,” “us” or “our”) was originally incorporated as Newmarkt Corp. on July 17, 2015, under the laws of the State of Nevada.

On October 29, 2020, the Company formed a new wholly owned subsidiary, Ozop Surgical Name Change Subsidiary, Inc., a Nevada corporation (“Merger Sub”). The Merger Sub was formed under the Nevada Revised Statutes for the sole purpose and effect of changing the Company’s name to “Ozop Energy Solutions, Inc.” That same day the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Merger Sub and filed Articles of Merger (the “Articles of Merger”) with the Nevada Secretary of State, merging the Merger Sub into the Company, which were stamped effective as of November 3, 2020. As permitted by the Section 92.A.180 of the Nevada Revised Statutes, the sole purpose and effect of the filing of Articles of Merger was to change the name of the Company from Ozop Surgical Corp to “Ozop Energy Solutions, Inc.”

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

The Company utilized the Option Pricing Method (the “OPM”) to value the transaction. The OPM method treats all equity linked instruments as call options on the enterprise value, with exercise prices and liquidation preferences based on the terms of the various common, preferred, options, warrants, and convertible debt. Under this method, the common stock only has value if the funds available for distribution to the shareholders exceed the liquidation preferences of the preferred stock and face value of the convertible debt. The timing of a liquidity event is required to utilize this method. The OPM considers the various terms of the stockholder agreements—including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations—upon liquidation of the enterprise. In addition, the method implicitly considers the effect of the liquidation preference as of the future liquidation date, not as of the valuation date. A feature of the OPM is that it explicitly recognizes the option-like payoffs of the various share classes utilizing information in the underlying asset (that is, estimated volatility) and the risk-free rate to adjust for risk by adjusting the probabilities of future payoffs. The following table summarizes the preliminary value of the consideration issued and the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction.

Purchase Price Allocation
Fair value of OZOP equity consideration issued	$818,444
Assets acquired	$1,229,917
Goodwill	11,201,145
Liabilities assumed	(11,612,618)
$818,444

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Pursuant to that review, management has determined that the goodwill arising from the above transaction has been impaired and accordingly $11,201,145 has been recorded as an impairment expense for the year ended December 31, 2020.

Included in the audited Consolidated Statements of Comprehensive Loss for the year ended December 31, 2020, are the results of Ozop, the accounting acquiree, of revenues of $-0- and a loss before income taxes of $7,782,364.The following table provides unaudited pro forma results of operations for the years ended December 31, 2020, and 2019, as if the acquisition had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings (if any) of the combined companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the date indicated, or which may occur in the future.

	Unaudited pro forma results year ended December 31, 2020	Unaudited pro forma results year ended December 31, 2019
Revenues	$1,411.432	$808,993
Loss before income taxes	(51,779,499)	(6,711,753)
Basic and fully diluted loss per share	$(0.02)	$(120.25)

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had an accumulated deficit of $21,793,375 and a working capital deficit of $4,604,189. The Company has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Management’s Plans

As a public company, management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and as we expand our distribution in the U.S. market, we will need to meet increasing inventory requirements.

On December 11, 2020, the Company formed Ozop Energy Systems, Inc. (“OES”), a Nevada corporation and a wholly owned subsidiary of the Company. OES was formed to be a manufacturer and distributor of renewable energy products.

Since January 1, 2021, the Company has raised $12,000,000 for working capital purposes and to implement and carry out the following initiatives.

OES is actively engaged in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. In addition to its current East Coast location, the Company recently signed a letter of intent to a four- year lease of approximately xx SF in California. We are engaged in multiple business lines that include Project Development as well as Equipment Distribution. Our solar and energy storage projects involve large-scale battery and solar photovoltaics (PV) installations. The utility-scale storage business is based on an arbitrage business model in which we install multiple 1+ megawatt batteries, charge them with off-peak grid electricity under contract with the utility, then sell the power back during peak load hours at a premium, as dictated by prevailing electricity tariffs.

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can resell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-Grids proprietary program, patent/s pending, was developed for the off-grid distribution of electricity to reduce the rates, fees and charges currently burdening the EV Charging and residential carport sectors. It will also reduce the lengthy permitting processes and streamline the installations.

Electric Vehicle Chargers: The Neo-Grids, patent pending, is comprised of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. Neo-Grids will serve both the private auto and the commercial sectors. OES has license rights to the proprietary “flow” that was filed with the United States Patent and Trademark Office in March 2021. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-Grids business model leverages this accelerated growth by offering (1) charging locations that can be installed at a significant discount to utility-tied installations and (2) EV charger electricity that is both renewable and less expensive than comparable grid supplied power as offered by local suppliers.

OES has developed a business plan for the Neo Grids distribution solution that is being executed now and will be coming out of Research & Development for proof of concept in Q3 2021. Having identified several manufacturers and established a supply line for EV chargers, we have entered into agreements for EV charger installations as part of this proof of concept and plan to service them under multi-year agreements.

Equipment Distributor: Building on that, OES has entered the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with commercial solar PV systems as well as onsite battery storage and power generation. The components we are distributing include PV panels, solar inverters, solar mounting systems, stationary batteries, onsite generators and other associated electrical equipment and components that are all manufactured by multiple companies, both domestic and international. These core products are sourced from management-developed relationships and are distributed through our existing network and our in-house sales team.

OES management has decades of experience in the renewable, storage and resilient energy businesses and associated markets, which include but are not limited to project finance, project development, equipment finance, construction, utility protocol, regulatory policy and technology assessment.

Currently under management:

●	Eight sites are being negotiated under Letters of Intent for site control for potential implementation of in-front-of-the-meter battery storage projects.
●	A $4 million, 11 MW three-month supply agreement for solar components with a carport manufacturer. It is anticipated that this agreement will increase to $2-4 Million per month during the balance of 2021.
●	In-house distribution of inverters, collectors, and racking systems.
●	EV charging stations, first installation paperwork being negotiated, and we will be filing for all applicable rebates, permits and approvals. First site valuation is approximately $450,000 with 300 additional sites under review.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the consolidated accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries; Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2020, and 2019.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2020, and 2019, and their accounts receivable balance as of December 31, 2020:

	Sales % Year Ended December 31, 2020	Sales % Year Ended December 31, 2019	Accounts receivable balance December 31, 2020
Customer A	62%	-%	$-
Customer B	15%	-%	-
Customer C	-%	26%	-
Customer D	-%	11%	-
Customer E	-%	11%	-

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

The components of inventories at December 31, 2020, and 2019, are as follows:

	2020	2019

Raw materials	$207,178	$116,329
Work in process	142,526	845,218
Finished goods	9,643	10,266
	$359,347	$971,813

Purchase concentration

The principal purchases by the Company are comprised of parts and raw materials that the Company assembles and manufactures and sells to its customers. There were no suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the years ended December 31, 2020, and 2019.

Suppliers to the Company vary from period to period dependent upon our customer’s order specifications. In any specific reporting period, we may be relying on certain vendors, however these vendors will vary dependent on the parts and materials needed. The Company believes it is not reliant on any particular vendor for future needs.

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

	December 31, 2020	December 31, 2019
Office equipment	$143,247	$78,851
Less: Accumulated Depreciation	(82,576)	(63,642)
Property and Equipment, Net	$60,671	$15,199

Depreciation expense was $11,857 and $7,259 for the years ended December 31, 2020, and 2019, respectively.

Intangible Assets

Intangible assets primarily represent purchased patent and license rights. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2020, the Company recorded amortization expense of $20,834. For the year ended December 31, 2020, the Company impaired $130,207 of license rights as management has decided not to go forward with the use of the license rights of Spinus. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

Goodwill is tested annually for impairment on December 31, and at any time upon occurrence of certain events or changes in circumstances. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2020, and 2019.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2020, and 2019, the Company recorded $55,249 and $611, respectively, of advertising and marketing expenses.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2020, and 2019, the Company did not record any research and development expenses.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2020, for each fair value hierarchy level:

December 31, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,238,378	$1,238,378

Leases

The Company accounts for leases under ASU 2016-02 (see Note 14), applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Relevant exchange rates used in the preparation of the consolidated financial statements are as follows for the period ended December 31, 2020, (Hong Kong dollar per one U.S. dollar):

December 31, 2020
Balance sheet date	.1290
Average rate for statements of operations and comprehensive loss	.1289

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2020, the Company’s dilutive securities are convertible into approximately 10,563,963,782 shares of common stock. There were no dilutive securities as of December 31, 2019. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2020:

December 31, 2020
Common stock to be issued	1,350
Convertible preferred stock	10,193,874,867
Convertible notes payable	370,087,556
10,563,963,782

Recent Accounting Pronouncements

Other than the above there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2020, that are of significance or potential significance to the Company.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

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

On July 10, 2020, PCTI (the accounting acquirer) assumed the $2,086 balance of a past-due 15% convertible note issued by the Company on August 18, 2017, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, dated February 18, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for the thirty prior trading days including the day upon which a notice of conversion is received. During the year ended December 31, 2020, the Company paid the lender $2,086. As of December 31, 2020, the outstanding principal balance of assigned note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of December 31, 2020, and July 10, 2020, the outstanding principal balance of this note was $25,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible note issued by the Company on February 26, 2020, pursuant to a Securities Purchase Agreement. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. In conjunction with this note, the Company issued a warrant to purchase 2,212,500 shares of common stock at an exercise price of $0.03, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. As of July 10, 2020, the outstanding principal balance of this note was $132,750 with a carrying value of $66,176, net of unamortized discounts of $66,574. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $66,574 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $132,750 of the face value and $23,693 of accrued interest and fees into 83,214,457 shares of common stock at an average conversion price of $0.0019. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible note issued by the Company on February 26, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, dated March 3, 2020 with a maturity date of February 26, 2021. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $798,750. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $798,750 of the face value and $122,049 of accrued interest and fees into 496,756,528 shares of common stock at an average conversion price of $0.0019. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible note issued by the Company on August 21, 2019, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement, with a maturity date of August 21, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $155,632. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $155,632 of the face value and $50,305 of accrued interest and fees into 219,963,737 shares of common stock at an average conversion price of $0.0009. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on March 9, 2020, (the “Issuance Date”) to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $.25 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.25 or 50% of the lowest trading price for the thirty trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $80,000 with a carrying value of $53,333, net of unamortized discounts of $26,667. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $26,667 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $80,000 of the face value and $23,720 of accrued interest and fees into 47,599,845 shares of common stock at an average conversion price of $0.0022. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 22% convertible note issued by the Company on December 5, 2018, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on April 17, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $352,695. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $352,695 of the face value and $43,357 of accrued interest into 235,297,000 shares of common stock at an average conversion price of $0.0017. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of $67 of a past-due 22% convertible note issued by the Company on October 19, 2018, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on April 24, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. During the year ended December 31, 2020, the Company paid the lender $67. As of December 31, 2020, the outstanding principal balance of assigned note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on April 27, 2020, (the “Issuance Date”) to an investor. This note matures on April 27, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. As of July 10, 2020, the outstanding principal balance of this note was $60,000 with a carrying value of $11,500, net of unamortized discounts of $48,500. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $48,500 was charged to interest expense. During the year ended December 31, 2020, the investor exchanged this note to be part of a new promissory note (see Note 7). As of December 31, 2020, the outstanding principal balance of this note is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance $14,831 of a convertible note issued by the Company on August 23, 2019, with a maturity date of May 23, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on April 28, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. During the year ended December 31, 2020, the Company paid the lender $14,831. As of December 31, 2020, the outstanding principal balance of assigned note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on April 28, 2020, (the “Issuance Date”) to an investor. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. As of July 10, 2020, the outstanding principal balance of this note was $53,000 with a carrying value of $10,158, net of unamortized discounts of $42,842. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $42,842 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $53,000 of the face value and $3,180 of accrued interest into 16,051,428 shares of common stock at an average conversion price of $0.0035. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on May 4, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to the lower of $0.50 or 58% multiplied by the average of the two lowest closing trading price or bid price during the 20- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. In conjunction with this note, the Company issued a warrant to purchase 3,666,666 shares of common stock at an exercise price of $0.015, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. As of July 10, 2020, the outstanding principal balance of this note was $110,000 with a carrying value of $18,860, net of unamortized discounts of $91,140. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $91,140 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $110,000 of the face value and $22,548 of accrued interest and fees into 59,706,711 shares of common stock at an average conversion price of $0.0022. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on May 5, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $03 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.03 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $162,000 with a carrying value of $62,100, net of unamortized discounts of $99,900. In conjunction with this note, the Company issued a warrant to purchase 4,325,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $99,900 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $162,000 of the face value and $27,816 of accrued interest and fees into 88,340,657 shares of common stock at an average conversion price of $0.0022. As of December 31, 2020, the outstanding principal balance of this note was $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on May 7, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures on May 7, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. As of July 10, 2020, the outstanding principal balance of this note was $30,000 with a carrying value of $5,000, net of unamortized discounts of $25,000. For the period from July 11, 2020 to September 30, 2020, amortization of the debt discounts of $25,000 was charged to interest expense. During the year ended December 31, 2020, the investor exchanged this note to be part of a new promissory note (see Note 7). As of December 31, 2020, the outstanding principal balance of this note is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a convertible note issued by the Company on January 8, 2020, with a maturity date of January 8, 2021, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on May 15, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $115,500, with a carrying value of $56,306, net of unamortized discounts of $59,194. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $59,194 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $115,067 of the face value and $4,408 of accrued interest and fees into 88,500,000 shares of common stock at an average conversion price of $0.00133. During the year ended December 31, 2020, the Company paid the investor $433. As of December 31, 2020, the outstanding principal balance of this note is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a convertible note issued by the Company on November 27, 2019, with a maturity date of November 27, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on May 15, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. During the year ended December 31, 2020, the Company paid the investor $433. As of December 31, 2020, the outstanding principal balance of this note is $-0-

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a $60,000, 15% convertible promissory note issued by the Company on May 28, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures on May 28, 2021 and is convertible into shares of common stock at a conversion price equal to 50% of the lowest traded price for the twenty-five prior trading days including the day upon which a conversion notice is received by the Company. As of July 10, 2020, the outstanding principal balance of this note was $30,000 with a carrying value of $3,250, net of unamortized discounts of $26,750. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $26,750 was charged to interest expense. During the year ended December 31, 2020, the investor exchanged this note to be part of a new promissory note (see Note 7). As of December 31, 2020, the outstanding principal balance of this note is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due convertible note issued by the Company on May 29, 2019, with a maturity date of May 29, 2020, and purchased by an investor (the “Purchaser”) pursuant to a Debt Purchase Agreement on May 28, 2020. This note, as amended, is convertible into common stock at a conversion price equal to a 70% discount to the lowest closing prices of the common stock for thirty prior trading days including the day upon which a notice of conversion is received. As of July 10, 2020, the outstanding principal balance of assigned note was $31,043. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $31,043 of the face value and $54,357 of accrued interest and fees into 86,262,262 shares of common stock at an average conversion price of $0.001. As of December 31, 2020, the note balance is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 1, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $27,625, net of unamortized discounts of $99,875. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $99,875 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note is $127,500. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 11, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 12 months after the date of issuance. This note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of this note, at a conversion price equal to 58% multiplied by the lowest closing bid price during the twenty- trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. As of July 10, 2020, the outstanding principal balance of this note was $53,000 with a carrying value of $4,417, net of unamortized discounts of $48,583. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $48,583 was charged to interest expense. For the period from July 11, 2020 to December 31, 2020, the investor converted a total of $53,000 of the face value and $3,180 of accrued interest into 18,122,581 shares of common stock at an average conversion price of $0.0031. As of December 31, 2020, the note balance is $-0-.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on June 30, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $8,375, net of unamortized discounts of $121,125. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $121,125 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note is $129,500. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date.

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

As of July 10, 2020, the outstanding principal balance of this note was $250,000 with a carrying value of $-0-, net of unamortized discounts of $250,000. For the period from July 11, 2020 to December 31, 2020, amortization of the debt discounts of $239,583 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note is $250,000 with a carrying value of $239,583 net of unamortized discounts of $10,417

On February 26, 2020, (the “Issuance Date”) PCTI issued a 12% Convertible Promissory Note (the “Note”), in the principal amount of $106,950, to an investor. This note matures 12 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at 55% of the lowest trading price for the twenty-five trading days prior to the conversion. If the trading price cannot be calculated for such security on such date, the trading price shall be the fair market value as mutually determined by the Company and the investor for which the calculation of the trading price is required in order to determine the conversion price. PCTI received proceeds of $85,000 on February 26, 2020, and the Note included an original issue discount of $13,950 and lender costs of $8,000. This note proceeds will be used by the Company for general working capital purposes. The Note also requires a daily payment via ACH of $400. On June 25, 2020, the Note was amended to add $111,225 of additional principal to the outstanding balance. Pursuant to the PCTI transaction with Ozop, on July 10, 2020, the conversion price is equal to 45% multiplied by the lowest closing bid price during the twenty-five-trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. Accordingly, the Company determined the conversion feature of the Notes represented an embedded derivative since the note is convertible into a variable number of shares upon conversion, as the note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The embedded feature included in the note resulted in an initial debt discount of $85,000, interest expense of $135,786 and initial derivative liability of $220,786. For the year ended December 31, 2020, amortization of the debt discounts of $81.896 was charged to interest expense. For the year ended December 31, 2020, principal payments of $56,400 were paid. As of December 31, 2020, the outstanding principal balance of this note was $161,775 with a carrying value of $141.038, net of unamortized discounts of $17,737.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt of $82,068 and to the warrant $19,932 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $207,699, a debt discount of $82,068 with the excess of $125,541 charged to interest expense of $125,541. For the year ended December 31, 2020, amortization of the debt discounts of $116,875 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $116,708, net of unamortized discounts of $10,792.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt $61,733 and warrant $40,267 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $198,239, a debt discount of $61,733 with the excess of $136,506 charged to interest expense. For the year ended December 31, 2020, amortization of the debt discounts of $106,250 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $105,917, net of unamortized discounts of $21,583.

On November 16, 2020, (the “Issuance Date”) the Company issued a promissory note, in the principal amount of $250,000, to an investor. The note carries a guaranteed interest payment of 15%, which is added to the principal on the Issuance Date. Principal payments shall be made in six instalments of $57,500 commencing May 21, 2021, and continuing each 30 days thereafter for 4 months. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.01 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.01 or the volume weighted average price of the common stock during the five (5) Trading Day period ending on the day prior to conversion. The Company received proceeds of $200,000 on November 19, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial derivative liability of $14,750 and a debt discount of $50,000. In conjunction with this note, the Company issued a warrant to purchase 35,000,000 shares of common stock at an exercise price of $0.25, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The warrants issued resulted in a debt discount of $3,050, with the offset to additional paid in capital. For the year ended December 31, 2020, amortization of the debt discounts of $8,094 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note was $250,000 with a carrying value of $190,736, net of unamortized discounts of $59,264.

A summary of the convertible note balance as of December 31, 2020, is as follows:

December 31, 2020

Principal balance	$1,198,775
Unamortized discount	(119,790)
Ending balance, net	$1,078,985

NOTE 5 – DERIVATIVE LIABILITIES

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

The Company valued the derivative liabilities at December 31, 2020, at $1,238,378. The Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2020, risk free interest rates at 0.09%, and volatility of 48% to 61%. The initial derivative liabilities for convertible notes issued from July 11, 2020 to December 31, 2020, used the following assumptions; risk-free interest rates from 0.12% to 0.17% and volatility of 83% to 106%.

A summary of the activity related to derivative liabilities for the period from July 10, 2020 to December 31, 2020, is as follows:

Balance- July 10, 2020, assumed pursuant to PCTI transaction	$8,743,231
Issued during period	641,285
Converted or paid	(8,322,187)
Change in fair value recognized in operations	176,049
Balance- December 31, 2020	$1,238,378

NOTE 6 – NOTES PAYABLE

The Company has the following note payables outstanding:

	December 31, 2020	December 31, 2019
Note payable bank, interest at 7.75%, matures December 26,2021	$151,469	$174,444
Note payable bank, interest at 6.5%, matures December 26, 2021	345,211	349,962
Economic Injury Disaster Loan	10,000	-
Paycheck Protection Program loan	100,400	-
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	-
Other, due on demand, interest at 6%	50,000	-
Note payable $203,000 face value, interest at 12%, matures June 25, 2021, net of discount of $13,185	189,815	-
Note payable $750,000 face value, interest at 12%, matures August 24, 2021, net of discount of $360,573	389,427	-
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, net of discount of $431,700	568,300
Sub- total notes payable	2,239,045	542,406
Less long-term portion, net of discount	389,423	-
Current portion of notes payable, net of discount	$1,849,622	$542,406

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. For the year ended December 31, 2020, amortization of the costs of $13,750 was charged to interest expense. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $383,371, with the offset to additional paid in capital. For the year ended December 31, 2020, amortization of the debt discount of $47,921 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note was $1,000,000 with a carrying value of $568,300, net of unamortized discounts of $431,700.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020 with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a mofication to the existing debt.

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On July 24, 2020, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 26, 2020 and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s President. At December 31, 2020 and 2019, $151,469 and $174,444, respectively, was outstanding on the note payable. On March 15, 2021, the maturity date of this note was extended to December 5, 2021.

On September 25, 2019, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal was due on April 12, 2020, however, on July 24, 2020, due to PCTI being in default with agreement was amended with a change in the maturity date to December 26, 2020, and the interest rate changed to the prime rate plus 3.25% (6.5% at September 30, 2020). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s President. At December 31, 2020 and 2019, $345,211 and $349,962, respectively, was outstanding on the promissory note. On March 15, 2021, the maturity date of this note was extended to December 26, 2021.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the year ended December 31, 2020, amortization of the costs of $30,813 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $471,307, with the offset to additional paid in capital. For the year ended December 31, 2020, amortization of the debt discount of $166,921 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note was $750,000 with a carrying value of $389,427, net of unamortized discounts of $360,573.

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

The following notes were assumed on July 10, 2020, pursuant to the PCTI transaction:

On June 23, 2020, the Company entered into a Loan and Securities Purchase Agreement with a third- party lender. Pursuant to the agreement in exchange for a $210,000 Promissory Note, inclusive of an original issue discount of $35,000 the Company received proceeds of $175,000 from the lender. The note carries an interest rate of 18% and a maturity date of June 23, 2022. During the year ended December 31, 2020, amortization of $35,000 was charged to interest expense. This note was exchanged for the promissory note issued November 6, 2020 (see above).

On June 25, 2020, the Company entered into a 12%, $203,000 face value promissory note with a third-party lender with a maturity date of June 25, 2021. Principal payments shall be made in six instalments of $33,333 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the issuance date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. For the year ended December 31, 2020, amortization of the costs of $13,815 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date.

NOTE 7 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. The Company has recorded the $750,000 as deferred liability on the December 31, 2020, consolidated balance sheet. No payments have been made and the Company is in default of the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%.

NOTE 8 – DEFERRED REVENUE

During the year ended December 31, 2020, the Company received $64,353 form a customer for a payment of a three- year extended warranty. The extended warranty period is from, March 2021 through February 2024, and accordingly the Company will recognize the revenue over such period. Of this amount, $17,876 will be recognized in 2021 and the balance of $46,477 is included as a long- term liability on the consolidated financial statements.

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

Management Fees and related party payables

For the years ended December 31, 2020, and 2019, the Company recorded expenses to its officers in the following amounts:

	Years ended December 31,
	2020	2019
CEO, parent	$377,804	$-
President, subsidiary	83,500	-
Total	$461,304	$-

As of December 31, 2020, and 2019, included in related party payable is $9,120 and $27,909, respectively, for the amounts owed the CEO of PCTI.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

On October 25, 2019, PCTI executed a non-cancellable lease of office and industrial space totaling 11,800 square feet in Zelienople, PA., which began December 1, 2019 and expires on November 30, 2022. The lease terms include a monthly rent of $7,000 (see Note 12). The Company also pays $3,400 on a month to month basis for its corporate office in Warwick, New York.

Agreements

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of December 31, 2020, and December 31, 2019, the balance owed Mr. Chaudhry is $162,085.

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

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement (see Note 7).

Legal matters

On March 4, 2021 a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Southern District of New York. The Complaint named Ozop Energy Solutions, Inc. (“OZOP”) and Brian Conway, Ozop’s Chief Executive Officer, (the “CEO”). OZOP and the CEO are collectively referred to herein as “Defendants”. The Complaint alleges that the Plaintiff’s purchase and sale of OZOP’s securities, and damages caused by OZOP and its CEO, were violations of federal and state securities law and common laws. This securities fraud complaint is based on two (2) press releases issued by OZOP: the first dated January 12, 2021, which the complainant alleges contained materially false and misleading information about the execution of a Master Supply Agreement, and the second dated February 5, 2021, that retracted the press release it issued on January 12, 2021. In reliance on OZOP’s January 12, 2021 press release (which was retracted and corrected by OZOP’s February 5, 2021 press release), on the same date, Plaintiff sold all of his 4,370,180 OZOP shares on the public market. The Plaintiff alleges that the February 5, 2021 corrective press release (which retracted the January 12, 2021 press release and corrected the material misrepresentations provided therein) caused a dramatic increase in the price of OZOP’s shares, significantly in excess of the price at which Plaintiff sold his OZOP shares on January 12, 2021 (in reliance on the January 12, 2021 press release), causing Plaintiff to suffer significant losses, in excess of two Million Dollars, as a direct and proximate result of Defendants’ material misrepresentations. The Company disputes the allegations in the Complaint has engaged counsel to vigorously defend the Company and the CEO.

On November 12, 2020, a former employee of PCTI filed a Charge of Discrimination against PCTI, for wrongful discharge based on sex and retaliation with the Equal Employment Opportunity Commission (“EEOC”) and the Pennsylvania Human Relations Commission for events occurring on or before June 3, 2020. The matter is currently under investigation with the EEOC.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

During the period from July 11, 2020 to December 31, 2020, holders of an aggregate of $2,043,937 in principal and $378,613 of accrued interest and fees of convertible notes issued by the Company and assumed by PCTI on July 10, 2020, converted their debt into 1,411,815,206 shares of our common stock at an average conversion price of $0.0017 per share. The Company also issued 134,212,357 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of December 31, 2020, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 3,397,958,292 shares of common stock issued and outstanding.

Preferred stock

As of December 31, 2020, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. As of December 31, 2020, there were 50,000 shares of Series C Preferred Stock issued and outstanding, of which 2,500 are issued to Mr. Conway.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. Accordingly, Mr. Conway owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock is convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648. As of December 31, 2020, there were 20,000 shares of Series D Preferred Stock issued and outstanding.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. As of December 31, 2020, there were 1,000 shares of Series E Preferred Stock issued and outstanding.

NOTE 12 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On October 25, 2019, PCTI executed a non-cancellable lease for office and industrial space which began December 1, 2019 and expires on November 30, 2022. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Prior to July 10, 2020, PCTI recorded monthly lease expense pursuant to the lease agreement and effective July 10, 2020, pursuant to the PCTI transaction, operating lease expense is recognized pursuant to ASC Topic 842. Leases (Topic 842) over the lease term. During the years ended December 31, 2020, and 2019, the Company recorded $84,278 and $100,946 respectively, for rent expense.

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

Right-of- use assets are summarized below:

December 31, 2020
Office and warehouse lease	$185,139
Less accumulated amortization	(35,610)
Right-of-us assets, net	$149,529

Operating lease liabilities are summarized as follows:

December 31, 2020
Lease liability	$149,529
Less current portion	(75,340)
Long term portion	$74,189

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2021	$84,000
For the eleven months ending November 30, 2022	77,000
Total	$161,000
Less: present value discount	(11,471)
Lease liability	$149,529

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2021, through April 14, 2021, the Company has issued 428,747,654 shares of common stock upon the conversion of $873,155 of principal, accrued interest and fees of convertible notes. The Company has also issued 330,797,987 shares of common stock upon the cashless exercise of warrants.

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500.

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary OES. Mr. Sosis has over 20 years in solar and renewable energy, ranging from all aspects of engineering, procurement, and construction on both the residential and commercial sides of the business and includes business development in creating sales infrastructure from financing to technology development. Mr. Sosis is a key part of the OES team as it strides to become a global leader of supply chain solutions within the renewable energy market. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock.

On January 22, 2021, the Company issued 10,000,000 shares of restricted common stock for legal services performed in 2020 and approved by the BOD of the Company on December 1, 2020.

On February 4, 2021, the Company entered into a Consulting Services Agreement with Energy Elements Works, LLC and Mr. Ian Graham. Pursuant to the agreement, Mr. Graham will provide services as a Consulting Engineer for the Company’s wholly owned subsidiary OES. The Company has agreed to compensate Mr. Graham $100 per hour for his services.

On February 9, 2021, the Company entered into a 12% promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note.

On February 19, 2021, the Company entered into a Joint Business Alliance agreement with Grid and Energy Master Planning, LLC (“GEMM”). GEMM will provide advisory, financing and implementation solutions for behind-the-meter customers in the areas of energy efficiency, solar, EV charging, and battery storage for OES. The GEMM services allows OES to provide one-stop-shopping in these emerging and maturing sectors.

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel will join the Ozop Advisory Board. The Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500.

On February 26, 2021, the agreement entered into on September 2, 2020 (see note 7) with PCTI was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%.

On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to Venture Equity, LLC. The issuances were for services performed. As of March 2, 2021, there were 3,000 shares of Series E Preferred Stock issued and outstanding. On March 24, 2021, the Company redeemed 3,000 shares of Series E Preferred Stock outstanding on that date.

On March 9, 2021, Mr. Green filed a provisional patent with the USPTO. The provisional patent covers proprietary methods and procedures that, will allow the expansion of OES into the EV charging and support industry. The provisional patent relates to the more efficient production, distribution, and delivery of energy, particularly renewable energy, to the EV end consumer and enables OES to build the support systems for such.

On March 11, 2021, OES, the Company’s wholly owned subsidiary executed a 25-year lease on a property to build its first lithium-ion battery storage and power facility. Pursuant to the lease OES will pay $100,000 annually to rent the facility located in Brooklyn, New York.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock.

On March 17, 2021, the Company entered into a 12% promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. The Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock after 90 days of employment and every 90 days thereafter for the first year as long as the employee is still employed.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

