Form 10-Q
period 2021-03-31
OZOP ENERGY SOLUTIONS, INC.
filed 2021-05-19
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55976

OZOP ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2540672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 N Main St

Florida, NY 10921

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

As of May 14, 2021, there were 4,606,910,897 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Energy Solutions, Inc.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$9,792,364	$1,808,476
Prepaid assets	751,367	9,569
Accounts receivable	430,767	400
Inventory	250,683	359,347
Total Current Assets	11,225,181	2,177,792

Operating lease right-of-use asset, net	131,219	149,529
Property and equipment, net	87,649	60,671
TOTAL ASSETS	$11,444,049	$2,387,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,769,706	$1,678,006
Related party liabilities	-	9,120
Convertible notes payable, net of discounts	496,970	1,078,985
Current portion of notes payable, net of discounts	2,341,450	1,130,083
Customer deposits	-	188,518
Deferred liability	750,000	750,000
Derivative liabilities	65,778,693	3,299,685
Current portion of deferred revenues	76,762	75,340
Operating lease liability, current portion	21,451	17,876
Total Current Liabilities	71,235,032	8,227,613

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	54,457	74,189
Deferred revenue, net of current portion	41,114	46,477
TOTAL LIABILITIES	71,720,026	8,737,702

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 50,000 shares issued and outstanding, par value $0.001)	50	50
Series D Preferred Stock (20,000 shares authorized and 20,000 shares issued and outstanding, par value $0.001)	20	20
Series E Preferred Stock (3,000 shares authorized, -0- (2021) and 1,000 (2020) issued and outstanding, par value $0.001)	-	1
Common stock (4,990,000,000 shares authorized par value $0.001; 4,452,503,933 (2021) and 3,397,958,292 (2020) shares issued and outstanding)	4,452,504	3,397,958
Common stock to be issued; 5,000,000 shares as of March 31, 2021	5,000	-
Additional paid in capital	167,037,482	12,530,933
Accumulated Deficit	(231,771,033)	(22,278,665)
Accumulated comprehensive loss	-	(7)
Total Stockholders’ Equity (Deficit)	(60,275,977)	(6,349,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,444,049	$2,387,992

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$795,554		$892,590
Cost of goods sold	226,909		663,323
Gross profit	568,645		229,267

Operating expenses:
General and administrative, related parties	2,115,008		-
General and administrative, other	3,674,462		152,500
Total operating expenses	5,789,470		152,500

Gain (loss) from operations	(5,220,825)		76,767

Other (income) expenses:
Interest expense	40,654,750		7,349
Loss on change in fair value of derivatives	52,197,902		-
Loss on extinguishment of debt	94,968,891		-
Debt restructure expense	16,450,000		-
Total Other Expenses	204,271,543		7,349

Gain (loss) before income taxes	(209,492,368)		69,418
Income tax provision	-		-
Net income (loss)	$(209,492,368)		$69,418

Income (loss) per share basic and fully diluted	$(0.05)	$	N/A

Weighted average shares outstanding
Basic and diluted	3,978,009,658		N/A

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common stock		Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	income	Capital	Deficit	(Deficit)
Balances January 1, 2021	-	$-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	(7)	$12,530,933	$(23,278,665)	$(6,349,710)

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	428,747,654	428,748	-	97,110,282	-	97,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	330,797,987	330,798	-	38,741,266	-	39,045,064

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(3,000)	(3)	-	-	-	(2,999,997)	-	(3,000,000)

Shares issued and to be issued for fees and services	5,000,000	5,000	-	-	-	-	-	-	20,000,000	20,000	-	2,877,000	-	2,902,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000	-	530,000	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000	-	16,275,000	-	16,450,000

Net loss	-	-	-	-	-	-	-	-	-		7	-	(209,492,368)	(209,492,368)
Balances March 31, 2021	5,000,000	$5,000	50,000	$50	20,000	$20	-	$-	4,452,503,933	$4,452,504	$-	$167,037,482	$(231,771,033)	$(60,275,977)

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2020

(unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common stock		Accumulated comprehensive	Additional Paid-in	Accumulated	Total Stockholders ’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	income	Capital	Deficit	(Deficit)
Balances January 1, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$-	$-	$76,922	$(1,310,422)	$(1,233,433)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	69,418	69,418
Balances March 31, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$-	$-	$76,922	$(1,241,004)	$(1,164,015)

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) from continuing operations	$(209,492,368)	$69,418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Non-cash interest expense	40,414,627	-
Amortization and depreciation	8,327	-
Debt restructure expense	16,450,000	-
Loss on fair value change of derivatives	52,197,902	-
Loss on extinguishment of debt	94,968,892	-
Stock compensation expense	4,902,000	-
Changes in operating assets and liabilities:
Accounts receivable	(430,367)	15,629
Inventory	108,664	482,387
Prepaid expenses	(111,799)	(1,071)
Accounts payable and accrued expenses	208,306	(61,204)
Operating lease liabilities	(1,788)	-
Customer deposits	(188,518)	(472,161)
Net cash provided by (used in) operating activities	(966,126)	32,999

Cash flows from investing activities:
Purchase of office and computer equipment	(35,306)	(392)
Net cash used in investing activities	(35,306)	(392)

Cash flows from financing activities:
Proceeds from issuances of notes payable	12,000,000	85,000
Proceeds from shareholders	-	32,691
Payments to shareholders	(11,591)	(4,782)
Payments of principal of convertible note payable and notes payable	(3,089)	(11,669)
Redemption of Series E Preferred Stock	(3,000,000)	-
Net cash provided by financing activities	8,985,320	101,240

Net increase in cash	7,983,888	133,847

Cash, Beginning of period	1,808,476	27,382

Cash, End of period	$9,792,364	$161,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,523	$7,349
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$1,310,000	$-
Issuance of common stock upon convertible note and accrued interest conversion	$658,245	$-
Issuance of common stock for consulting fees and compensation	$4,902,000	$-
Issuance of common stock for lease agreement	$630,000	$-
Issuance of common stock for debt restructuring	$16,450,000	$-

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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
$818,444

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Pursuant to that review, management has determined that the goodwill arising from the above transaction has been impaired and accordingly $11,201,145 was recorded as an impairment expense for the year ended December 31, 2020.

The following table provides unaudited pro forma results of operations for the three months ended March 31, 2020, as if the acquisition had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings (if any) of the combined companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the date indicated, or which may occur in the future.

Unaudited pro forma results three months ended March 31, 2020
Revenues	$892,590
Loss before income taxes	(5,660,362)
Basic and fully diluted loss per share	$(0.00)

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

NOTE 2 – RESTATEMENT

During the preparation of the financial statements as of March 31, 2021, and for the three months ended March 31, 2021, the Company discovered an error was made in the financial statements as of and for the period ended December 31, 2020. The error relates to the recognition of certain warrants as derivative liabilities due to the fact the Company has insufficient authorized shares to cover the exercises. Management believes that the error as of and for December 31, 2020, does not materially impact the balance sheet as December 31, 2020. New warrants issued in the three months ended March 31, 2021, have been properly accounted for as derivatives. The following table reflects the effect of the error on the balance sheet as of December 31, 2020:

	Adjusted December 31, 2020	December 31, 2020

Total assets	$2,387,933	$2,387,933
Current liabilities	8,213,788	6,885,845
Total liabilities	8,723,877	7,395,934
Total stockholders’ deficit	(6.335.885)	(5,007,942)

The change in the current and total liabilities is as a result of the fair value of $2,061,307 of warrants based on the Black-Scholes option pricing valuation method, and an increase in notes payable of $733,364 as a result of reclassifying amounts previously recorded as discounts on notes payable, related to the warrants.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had an accumulated deficit of $231,757,208 and a working capital deficit of $59,996.026 (including derivative liabilities of $65,778,693). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

 Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market.

During the three months ended March 31, 2021, the Company raised $12,000,000 and has begun to implement the following business operations, plans and strategies:

In April 2021, the Company signed a five- year lease of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast residential solar business. In anticipation of our taking possession of the facility on June 1, 2021, as well as for future drop shipment orders to our customers, we have placed purchase orders to various suppliers of approximately $2.6 million. Also, we have begun to drop ship orders in May 2021 and have received sales orders of approximately $2.9 million.

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

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can sell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-Grids proprietary program, patent/s pending, was developed for the off-grid distribution of electricity to remove or reduce the dependency on utilities that currently burdens the EV Charging sectors. It will also reduce or eliminate the lengthy permitting processes and streamline the installations of those EV chargers.

Electric Vehicle Chargers: The Neo-Grids, patent pending, is comprised of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. Neo-Grids will serve both the private auto and the commercial sectors. OES has license rights to the proprietary “flow” that was filed with the United States Patent and Trademark Office in March 2021. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-Grids business model leverages this accelerated growth by offering (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

OES has developed a business plan for the Neo Grids distribution solution that is being executed now and will be coming out of Research and Development for proof of concept in Q3 2021. Having identified several manufacturers and established a supply line for EV chargers, we have entered into agreements for EV charger installations as part of this proof of concept and plan to service them under multi-year agreements.

Equipment Distributor: OES has also entered the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. The components we are distributing include PV panels, solar inverters, solar mounting systems, stationary batteries, onsite generators and other associated electrical equipment and components that are all manufactured by multiple companies, both domestic and international. These core products are sourced from management-developed relationships and are distributed through our existing network and our in-house sales team.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 15, 2021.

The unaudited condensed consolidated financial statements include the accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries Ozop Energy Systems, Inc., Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at March 31, 2021 and December 31, 2020.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2021, and 2020, and their accounts receivable balance as of March 31, 2021:

	Sales % Three Months Ended March 31, 2021	Sales % Three Months Ended March 31, 2020	Accounts receivable % March 31, 2021
Customer A	95%	-%	100%
Customer B	-%	92%	-

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

The components of inventories at March 31, 2021, and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Raw materials	$207,178	$207,178
Work in process	33,862	142,526
Finished goods	9,643	9,643
	$250,683	$359,347

Purchase concentration

The principal purchases by the Company are comprised of parts and raw materials that the Company assembles and manufactures and sells to its customers. There were no suppliers who accounted for more than ten percent (10%) of the Company’s purchases for the three months ended March 31, 2021, and 2020.

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

Office furniture and equipment	3-5 years
Warehouse equipment	7 years

Revenue Recognition

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2021, and 2020, the Company recorded $22,590 and $6,106, respectively, of advertising and marketing expenses.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2021, and 2020, the Company did not record any research and development expenses.

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

From time to time, certain of the Company’s embedded conversion features on debt and outstanding warrants have been treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the instruments if exercised. In this case, the Company utilized the latest inception date sequencing method to reclassify outstanding instruments as derivative instruments. These contracts were recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, for each fair value hierarchy level:

March 31, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$65,778,693	$65,778,693

December 31, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$3,299,685	$3,299,685

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

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate of 7.5%, for the existing lease, based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized pursuant to on a straight-line basis over the lease term and is included in rent in the condensed consolidated statements of operations.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2021, the Company’s dilutive securities are convertible into approximately 14,294,157,540 shares of common stock. There were no dilutive securities as of March 31, 2020. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of March 31, 2021:

March 31, 2021
Common stock to be issued	5,000,000
Convertible preferred stock	13,357,511,800
Unexercised common stock purchase warrants	707,950,819
Convertible notes payable	144,569,921
14,215,032,540

Recent Accounting Pronouncements

There have no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2021, that are of significance or potential significance to the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	March 31, 2021	December 31, 2020
Office equipment	$178,553	$143,247
Less: Accumulated Depreciation	(90,904)	(82,576)
Property and Equipment, Net	$87,649	$60,671

Depreciation expense was $8,328 and $-0- for the three months ended March 31, 2021, and 2020, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of March 31, 2021 and December 31, 2020, the outstanding principal balance of this note was $25,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 1, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $27,625, net of unamortized discounts of $99,875. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the three months March 31, 2021, the investor converted a total of $127,500 of the face value and $14,433 of accrued interest and fees into 88,708,118 shares of common stock at an average conversion price of $0.0016. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on June 30, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $8,375, net of unamortized discounts of $121,125. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the three months March 31, 2021, the investor converted a total of $129,500 of the face value and $30,264 of accrued interest and fees into 110,946,972 shares of common stock at an average conversion price of $0.00144. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $129,500, respectively.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on July 8, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. In conjunction with this note, the Company issued a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the three months ended March 31, 2021, amortization of the debt discounts of $10,416 was charged to interest expense. As of December 31, 2020, the outstanding principal balance of this note is $250,000 with a carrying value of $239,583 net of unamortized discounts of $10,417. For the three months March 31, 2021, the investor converted a total of $250,000 of the face value and $44,733 of accrued interest and fees into 188,605,491 shares of common stock at an average conversion price of $0.00156. On March 10, 2021, the investor received 12,460,800 shares of common stock upon the cashless exercise of the warrants. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000, respectively.

On February 26, 2020, (the “Issuance Date”) PCTI issued a 12% Convertible Promissory Note (the “Note”), in the principal amount of $106,950, to an investor. This note matures 12 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at 55% of the lowest trading price for the twenty-five trading days prior to the conversion. If the trading price cannot be calculated for such security on such date, the trading price shall be the fair market value as mutually determined by the Company and the investor for which the calculation of the trading price is required in order to determine the conversion price. PCTI received proceeds of $85,000 on February 26, 2020, and the Note included an original issue discount of $13,950 and lender costs of $8,000. This note proceeds were used by the Company for general working capital purposes. The Note also required a daily payment via ACH of $400. On June 25, 2020, the Note was amended to add $111,225 of additional principal to the outstanding balance. Pursuant to the PCTI transaction with Ozop, on July 10, 2020, the conversion price is equal to 45% multiplied by the lowest closing bid price during the twenty-five-trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. Accordingly, the Company determined the conversion feature of the Notes represented an embedded derivative since the note is convertible into a variable number of shares upon conversion, as the note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The embedded feature included in the note resulted in an initial debt discount of $85,000, interest expense of $135,786 and initial derivative liability of $220,786. For the three months ended March 31, 2021, amortization of the debt discounts of $17,737 was charged to interest expense. For the three months March 31, 2021, the investor converted a total of $50,550 of the face value and $11,265 of accrued interest and fees into 20,218,562 shares of common stock at an average conversion price of $0.00306. The Investor also amended the note to deduct the previously added principal amount of $111,225. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $161,775, respectively. The Company accounted for the amendment as an extinguishment of debt.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt of $82,068 and to the warrant $19,932 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $207,699, a debt discount of $82,068 with the excess of $125,541 charged to interest expense of $125,541. For the three months ended March 31, 2020, amortization of the debt discounts of $10,792 was charged to interest expense. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $127,500 as of March 31, 2021, and $116,708, net of unamortized discounts of $10,792 as of December 31, 2020.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt $61,733 and warrant $40,267 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $198,239, a debt discount of $61,733 with the excess of $136,506 charged to interest expense. For the three months ended March 31, 2021, amortization of the debt discounts of $21,583 was charged to interest expense. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $127,500 as of March 31, 2021, and $105,917, net of unamortized discounts of $21,583 as of December 31, 2020.

On November 16, 2020, (the “Issuance Date”) the Company issued a promissory note, in the principal amount of $250,000, to an investor. The note carries a guaranteed interest payment of 15%, which is added to the principal on the Issuance Date. Principal payments shall be made in six instalments of $57,500 commencing May 21, 2021, and continuing each 30 days thereafter for 4 months. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.01 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.01 or the volume weighted average price of the common stock during the five (5) Trading Day period ending on the day prior to conversion. The Company received proceeds of $200,000 on November 19, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial derivative liability of $14,750 and a debt discount of $50,000. In conjunction with this note, the Company issued a warrant to purchase 35,000,000 shares of common stock at an exercise price of $0.25, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The warrants issued resulted in a debt discount of $3,050, with the offset to additional paid in capital. For the three months ended March 31, 2021, amortization of the debt discounts of $23,625 was charged to interest expense. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $250,000 with a carrying value of $216,969 and $190,736, net of unamortized discounts of $33,031 and $59,264, respectively.

A summary of the convertible note balance as of March 31, 2021, is as follows:

March 31, 2021

Principal balance	$530,000
Unamortized discount	(33,030)
Ending balance, net	$496,970

NOTE 7 – DERIVATIVE LIABILITIES

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

At any given time, certain of the Company’s embedded conversion features on debt and outstanding warrants may be treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 815-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the latest maturity date.

The Company valued the derivative liabilities at March 31, 2021, and December 31, 2020, at $65,778,693 and $3,299,685, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of March 31, 2021, and December 31, 2020, risk free interest rates at 0.05% and 0.09%, respectively, and volatility of 199% and 48% to 61%, respectively. During the three months ended, the Company issued 300,000,000 warrants in conjunction with notes payable (see Note 8). Due to insufficient authorized shares (see above), the Company recorded a discount to notes payable of $12,000,000 and interest expense of $38,907,939, with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing method of $50,907,939. The following assumptions were utilized in the Black-Scholes valuation, risk free interest rate of .48% to .80%, volatility of 363% to 366%, and exercise prices of $0.13 to $0.15. The Company revaluated the warrants outstanding at December 31, 2020, and based on the insufficient authorized shares, the Company determined that the warrants should have been classified as a liability, The accompanying financial statements have been adjusted to reflect the change from an equity classification to a liability classification (see Note 2).

A summary of the activity related to derivative liabilities for the three months ended March 31, 2021, is as follows:

Balance- December 31, 2020	$3,299,685
Fair value of warrants issued during period	50,907,939
Notes Converted or paid and exercise of warrants	(40,626,832)
Change in fair value of convertible notes and warrants recognized in operations	52,197,901
Balance- March 31, 2021	$65,778,693

NOTE 8 – NOTES PAYABLE

The Company has the following note payables outstanding:

	March 31, 2021	December 31, 2020
Note payable bank, interest at 7.75%, matures December 26, 2021	$149,425	$151,469
Note payable bank, interest at 6.5%, matures December 26, 2021	344,166	345,211
Economic Injury Disaster Loan	10,000	10,000
Paycheck Protection Program loan	100,400	100,400
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	45,000
Other, due on demand, interest at 6%	50,000	50,000
Note payable $203,000 face value, interest at 12%, matures June 25, 2021, net of discount of $13,185	-	189,815
Note payable $750,000 face value, interest at 12%, matures August 24, 2021, net of discount of $182,875 (2021) and $540,562 (2020)	567,125	209,438
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, net of discount of $693,750 (2021) and $971,250 (2020)	306,250	28,750
Note payable $2,200,000 face value, interest at 12%, matures February 9, 2022, net of discount of $1,893,833	306,167	-
Note payable $11,110,000 face value, interest at 12%, matures March 17, 2022, net of discount of $10,647,083	462,917	-
Sub- total notes payable	2,730,873	1,519,506
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$2,341,450	$1,130,083

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the three months ended March 31, 2021, amortization of the costs of $46,250 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the three months ended March 31, 2021, amortization of the warrant discount of $416,667 was charged to interest expense. As of March 31, 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $462,917, net of unamortized discounts of $10,647,083.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the three months ended March 31, 2021, amortization of the costs of $27,833 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the three months ended March 31, 2021, amortization of the warrant discount of $278,333 was charged to interest expense. As of March 31, 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value of $306,167, net of unamortized discounts of $1,893,833.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. For the three months ended March 31, 2021, amortization of the costs of $27,500 was charged to interest expense. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $1,000,000. For the three months ended March 31, 2021, amortization of the warrant discount of $250,000 was charged to interest expense. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $1,000,000 with a carrying value of $306,250 and $28,750, respectively, net of unamortized discounts of $693,750 and $971,250, respectively.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020 with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021.

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On July 24, 2020, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 26, 2020 and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s President. At March 31, 2021, and December 31, 2020, $149,425 and $151,469, respectively, was outstanding on the note payable. On March 15, 2021, the maturity date of this note was extended to December 5, 2021.

On September 25, 2019, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal was due on April 12, 2020, however, on July 24, 2020, due to PCTI being in default with agreement was amended with a change in the maturity date to December 26, 2020, and the interest rate changed to the prime rate plus 3.25% (6.5% at September 30, 2020). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s President. At March 31, 2021, and December 31, 2020, $344,166 and $345,211, respectively, was outstanding on the promissory note. On March 15, 2021, the maturity date of this note was extended to December 26, 2021.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the three months ended March 31, 2021, amortization of the costs of $21,750 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. For the three months ended March 31, 2021, amortization of the debt discount of $335,938 was charged to interest expense. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $750,000 with a carrying value of $567,125 and $209,438, net of unamortized discounts of $182,875 and $540,562, respectively.

On April 20, 2020, PCTI was granted a loan from Huntington Bank in the amount of $100,400, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum, payable monthly beginning on November 20, 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $100,400 as of March 31, 2021, and December 31, 2020 and has been classified in notes payable. On March 26, 2021, the Company received notice from Huntington Bank the they have determined that PCTI’s loan forgiveness application has been approved and has been submitted to the SBA. The SBA has ninety days to submit the loan proceeds to Huntington Bank.

On July 14, 2020, PCTI received $10,000 grant under the Economic Injury Disaster Loan (“EIDL”) program. Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The first payment due is deferred one year. The entirety of the loan as of March 31, 2021, and December 31, 2020 and has been classified in notes payable.

The following note was assumed on July 10, 2020, pursuant to the PCTI transaction:

On June 25, 2020, the Company entered into a 12%, $203,000 face value promissory note with a third-party lender with a maturity date of June 25, 2021. Principal payments shall be made in six instalments of $33,333 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the issuance date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. For the three months ended March 31, 2021, amortization of the costs of $13,185 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date. During the three months ended March 31, 2021, the investor converted a total of $203,000 of the face value and $15,899 of accrued interest and fees into 20,268,511 shares of common stock at an average conversion price of $0.0108. On January 8, 2021, and January 15, 2021, the investor received 100,668,692 and 9,121,265 shares of common stock, respectively, upon the cashless exercise of the warrants. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $203,000, respectively.

NOTE 9 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. The Company has recorded the $750,000 as deferred liability on the March 31, 2021, and December 31, 2020, condensed consolidated balance sheet. No payments have been made and the Company is in default of the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%. The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the three months ended March 31, 2021.

NOTE 10 – DEFERRED REVENUE

During the year ended December 31, 2020, the Company received $64,353 form a customer for a payment of a three- year extended warranty. The extended warranty period is from, March 2021 through February 2024, and accordingly the Company will recognize the revenue over such period. For the three months ended March 31, 2021, the Company recognized $1,788 of revenue. Of the remaining deferred liability of $62,565, $21,451 is recognized as the current portion of deferred revenue and $41,114 is classified as a long- term liability on the condensed consolidated financial statements. As of December 31, 2020, $17,876 is classified as the current portion and $46,477 is classified as a long- term liability on the consolidated financial statements.

NOTE 11 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an initial annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000. On August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of series E Preferred Stock. The Series D Preferred Stock is convertible in the aggregate into three times the number of shares of common stock outstanding at the time of conversion. Mr. Conway owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock is convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648 and recognized as compensation during the year ended December 31, 2020. Effective January 1, 2021, Mr. Conway’s compensation is $20,000 per month.

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 12), Of the shares issued 1,800 were issued to Mr. Conway. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $1,800,000 as stock compensation expense for the Series E shares issued to Mr. Conway.

Management Fees and related party payables

For the three months ended March 31, 2021, and 2020, the Company recorded expenses to its officers in the following amounts:

	Three Months Ended March 31,
	2021	2020
CEO, parent	$279,999	$-
CEO, parent- Series E Preferred Stock	1,800,000	-
President, subsidiary	35,009	-
Total	$2,115,008	$-

As of March 31, 2021, and December 31, 2020, included in related party payable is $-0- and $9,120, respectively, for the amounts owed the CEO of PCTI.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares $0.0063, (the market value of the common stock on the date of the agreement) and has recorded $630,000 as a prepaid expense. The space should be ready for occupancy during the calendar quarter ending September 30, 2021.

Agreements

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the three months ended March 31, 2021.The shares were issued in April 2021.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021.

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

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel will join the Ozop Advisory Board. During the three months ended March 31, 2021, the Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500. The Company valued the shares at $0.2386 per share (the market price of the common stock on the date of the agreement), and $2,386,000 is included in stock-based compensation expense for the three months ended March 31, 2021. Effective April 1, 2021, the agreement was amended to $10,000 per month.

On February 19, 2021, the Company entered into a Joint Business Alliance agreement with Grid and Energy Master Planning, LLC (“GEMM”). GEMM will provide advisory, financing and implementation solutions for behind-the-meter customers in the areas of energy efficiency, solar, EV charging, and battery storage for OES. The GEMM services allows OES to provide one-stop-shopping in these emerging and maturing sectors. As of March 31, 2021, there has not been any transactions related to this agreement and the Company is continuing to evaluate the accounting treatment of any future transactions.

On February 4, 2021, the Company entered into a Consulting Services Agreement with Energy Elements Works, LLC and Mr. Ian Graham. Pursuant to the agreement, Mr. Graham will provide services as a Consulting Engineer for the Company’s wholly owned subsidiary OES. The Company has agreed to compensate Mr. Graham $100 per hour for his services.

On January 22, 2021, the Company issued 10,000,000 shares of restricted common stock for legal services performed in 2020 and approved by the BOD of the Company on December 1, 2020. The Company valued the shares at $0.0056 per share (the market price of the common stock on the date of the agreement), and $56,000 is included in stock-based compensation expense for the three months ended March 31, 2021.

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. Effective April 1, 2021, the agreement was amended to $10,000 per month and the shares were issued in April 2021.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of March 31, 2021 and December 31, 2020, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 9). The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the three months ended March 31, 2021.

Legal matters

On March 4, 2021 a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Southern District of New York. The Complaint named Ozop Energy Solutions, Inc. (“OZOP”) and Brian Conway, Ozop’s Chief Executive Officer, (the “CEO”). OZOP and the CEO are collectively referred to herein as “Defendants”. The Complaint alleges that the Plaintiff’s purchase and sale of OZOP’s securities, and damages caused by OZOP and its CEO, were violations of federal and state securities law and common laws. This securities fraud complaint is based on two (2) press releases issued by OZOP: the first dated January 12, 2021, which the complainant alleges contained materially false and misleading information about the execution of a Master Supply Agreement, and the second dated February 5, 2021, that retracted the press release it issued on January 12, 2021. In reliance on OZOP’s January 12, 2021 press release (which was retracted and corrected by OZOP’s February 5, 2021 press release), on the same date, Plaintiff sold all of his 4,370,180 OZOP shares on the public market. The Plaintiff alleges that the February 5, 2021 corrective press release (which retracted the January 12, 2021 press release and corrected the material misrepresentations provided therein) caused a dramatic increase in the price of OZOP’s shares, significantly in excess of the price at which Plaintiff sold his OZOP shares on January 12, 2021 (in reliance on the January 12, 2021 press release), causing Plaintiff to suffer significant losses, in excess of two Million Dollars, as a direct and proximate result of Defendants’ material misrepresentations. The Company disputes the allegations in the Complaint has engaged counsel to vigorously defend the Company and the CEO. On May 3, 2021, the Company notified the court, that the Defendants intend to file a motion to dismiss for the foregoing reasons, and respectfully request that the Court enter a briefing schedule. Defendants propose that their opening papers be filed on or before May 14, 2021; that Plaintiff’s opposition papers by filed on or before June 4, 2021, and that Defendants’ reply papers be filed on or before June 18, 2021. On May 12, 2021, the plaintiff and or their counsel, gave notice that the above action is voluntarily dismissed, pursuant to Rule 41(a)(1)(A)(i) of the Federal Rules of Civil Procedure, without prejudice against the defendants Brian Conway and OZOP Energy Solutions, Inc.

On November 12, 2020, a former employee of PCTI filed a Charge of Discrimination against PCTI, for wrongful discharge based on sex and retaliation with the Equal Employment Opportunity Commission (“EEOC”) and the Pennsylvania Human Relations Commission for events occurring on or before June 3, 2020. The matter is currently under investigation with the EEOC.

NOTE 13– STOCKHOLDERS’ EQUITY

Common stock

During the period from January 1, 2021, to March 31, 2021, holders of an aggregate of $760,500 in principal and $116,594 of accrued interest and fees of convertible and promissory notes, converted their debt into 428,747,654 shares of our common stock at an average conversion price of $0.002 per share.

During the three months ended March 31 2021, the Company also issued the following shares of restricted common stock:

●	100,000,000 shares of restricted common stock pursuant to a lease agreement (see Note 10).
●	175,000000 shares of restricted common stock pursuant to restructuring agreement related to a deferred liability (see Note 9).
●	20,000,000 shares of restricted common stock in the aggregate for services and consulting agreements.

During the three months ended March 31, 2021, the Company also issued 330,797,987 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of March 31, 2021, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,452,503,933 shares of common stock issued and outstanding.

Preferred stock

As of March 31, 2021, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. As of March 31, 2021, and December 31, 2020, there were 50,000 shares of Series C Preferred Stock issued and outstanding, of which 2,500 are held by Mr. Conway.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. Accordingly, Mr. Conway owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock is convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648. As of March 31, 2021, and December 31, 2020, there were 20,000 shares of Series D Preferred Stock issued and outstanding.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the three months ended March 31, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. As of March 31, 2021, and December 31, 2020, there were-0- and 1,000 shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 14 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. During the year ended December 31, 2020, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $185,139.

Right-of- use assets are summarized below:

March 31, 2021
Office and warehouse lease	$185,139
Less accumulated amortization	(53,920)
Right-of-us assets, net	$131,219

Operating lease liabilities are summarized as follows:

March 31, 2021
Lease liability	$131,219
Less current portion	(76,762)
Long term portion	$54,457

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2021	$63,000
For the eleven months ending November 30, 2022	77,000
Total	$140,000
Less: present value discount	(8,781)
Lease liability	$131,219

NOTE 15 – SUBSEQUENT EVENTS

From April 1, 2021, through May 14, 2021, the Company has issued 54,406,964 shares of common stock upon the conversion of $85,310 of principal, accrued interest and fees of convertible notes, pursuant to a settlement agreement with an investor. Pursuant to the settlement agreement, the investor agreed that the convertible notes dated July 15, 2020, July 29, 2020 and November 16, 2020 as well as any outstanding warrants issued in connection with those notes are cancelled and considered paid in full. The Company has also issued 75,000,000 shares of common stock upon the cashless exercise of warrants, 20,000,000 shares pursuant to consulting agreements and 5,000,000 shares to employees.

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month.

On April 14, 2021, the Company signed a five- year lease of approximately 8,100 SF in Carlsbad California. The office and warehouse facility will be available June 1, 2021, and will be utilized for sales and distribution of PV products.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month.

On April 16, 2021, the BOD of the Company authorized the issuance of 2,000 shares of Series E Preferred Stock. Of these shares, 1.050 were issued to Company’s CEO and 950 shares were issued to consultants.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Results of Operations for the three months ended March 31, 2021 and 2020:

The following discussion relates to the historical financial statements of PCTI for the 2020 period, and for the period ended March 31, 2021, the consolidated financial statements include the assets, liabilities and results of operations of PCTI and Ozop.

Revenue

For the three months ended March 31, 2021, the Company generated revenue of $795,554, compared to $892,590 for the three months ended March 31, 2020. All of the revenues were related to PCTI. A different customer was responsible for a significant amount of the revenue. In the 2021 period one customer accounted for $757,021 (95%), while in the 2020 period a different customer accounted for $819,817 (92%) of revenues.

Cost of sales

For the three months ended March 31, 2021, the Company recognized226,909 of cost of sales compared to $663,323, for the three months ended March 31, 2020. The significant increase of gross margin from approximately 27% for the prior period compared to approximately 71% for the current period is a result of the order shipped in the 2021 period was at a higher margin.

Operating expenses

Total operating expenses for the three months ended March 31, 2021, and 2020, were $5,789,470 and $152,500, respectively. The operating expenses were comprised of:

	Three Months Ended March 31,
	2021	2020
Wages and management fees, related parties	$315,008	$-
Stock-based compensation	4,902,000	-
Salaries, taxes and benefits	186,580	98,630
Professional and consulting fees	172,325	5,350
Advertising and marketing	22,590	6,106
Rent and office expenses	41,394	16,494
Insurance	12,075	5,979
General and administrative, other	137,498	19,941
Total	$5,789,470	$152,500

All of the above amounts include consolidated expenses incurred by PCTI and Ozop for the three months ended March 31, 2021, and only PCTI for the three months ended March 31, 2020.

Wages and management fees- related parties, include amounts paid to our CEO and to the President of PCTI, our wholly-owned subsidiary. Both the CEO and President are eligible for additional bonuses as approved by the Board of Directors of the Company. Beginning January 1, 2021, the CEO is to be compensated $20,000 per month, and the President of PCTI monthly compensation was $13,000. For the three months ended ended March 31, 2021, the Company’s CEO’s total compensation was $279,999 and PCTI’s President was compensated $35,009.

Stock based compensation for the three months ended March 31, 2021, of $2,902,000 is comprised of the following stock issuances:

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. During the three months ended March 31, 2021, the Company included $56,000 in stock compensation expense.
●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021 (see Note 11). The shares were valued at $0.2836 per share. During the three months ended March 31, 2021, the Company included $2,836,000 in stock compensation expense.
●	5,000,000 shares of common stock to be issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share. During the three months ended March 31, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock to be issued. The shares were issued in April 2021.
●	Issuance of 2,000 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $2,000,000 for the three months ended March 31, 2021.

Salaries, taxes and benefits increased for the three months ended March 31, 2021, compared to the same period in 2020. The increase was a result of increased sales and administrative personnel at PCTI, as well as $40,000 paid for signing bonuses to the two new OES employees. OES now has annual payroll of gross payroll of $360,000 with additional personnel to be hired by the end of the quarter ending June 30, 2021. The additional personnel are for sales as well as administrative and warehouse support.

Professional and consulting fees increased for the three months ended March 31, 2021, compared to March 31, 2020. The increase was due to accounting and auditing expenses of Ozop included in the current period, the engagement of various consultants by OES as we initiate their business plan regarding distribution of renewable energy products, as well as an increase in legal fees in the current period.

Advertising and marketing expenses increased for the three months ended March 31, 2021, compared to March 31, 2020. The increase was related to marketing programs during 2021, including brand awareness programs for both PCTI and Ozop.

Rent and office expense (including supplies, utilities and internet costs) increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was the result of including in the current period, rent and office expense of approximately $14,986 for Ozop.

Other Income (Expenses)

Other expenses, net, for the three months ended March 31, 2021, and 2020, was $204,271,543 and $7,349, respectively, and were as follows.

	Three Months Ended March 31,
	2021	2020
Interest expense	$39,237,294	$7,349
Amortization of debt discount	1,417,456	-
Loss on change in fair value of derivatives	52,197,902	-
Loss on debt restructure	16,450,000
Loss on extinguishment of debt	94,968,891	-
Total other expense, net	$204,271,543	$7,349

The increase in other expense is primarily a result of loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished. The Company also issued 175,000,000 shares of restricted common stock related to the restructure of the deferred liability (see Note 9). The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs. Included in interest expense is the initial $38,907,939 of fair value related to the issuance of 300,000,000 warrants. In addition, the increases were the result of the amortization of debt discounts and losses on changes in fair values of derivatives, related to convertible notes and warrants.

Net loss

The net loss for the three months ended March 31, 2021, was $209,492,368, compared to net income of $69,418 for the three months ended March 31, 2020. The increase was primarily a result of an increase in other expenses of $204,264,194, $4,902,000 in stock based compensation expenses as well as the operating results discussed above.

Liquidity and Capital Resources

Currently, our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business, however, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. If we are unable to generate capital or raise additional funds when required it will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Management’s plans in regard to these factors are discussed below and also in Note 2 to the condensed consolidated financial statements filed herein.

For the three months ended March 31, 2021, we primarily funded our business operations with $12,000,000 of proceeds received pursuant to the issuances of promissory notes. Of the proceeds, $3,000,000 was used for the redemption of 3,000 shares of Series E Preferred Stock.

As of March 31, 2021, we had cash of $9,792,364 as compared to $1,808,476 at December 31, 2020. As of March 31, 2021, we had current liabilities of $83,313,472 (including $65,778,694 of non-cash derivative liabilities), compared to current assets of $11,225,181, which resulted in a working capital deficit of $72,088,291. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

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

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $966,126 compared to cash provided by operating activities of $32,999 for the three months ended March 31, 2020. For the three months ended March 31, 2021, our net cash used in operating activities was primarily attributable to the net loss of $209,492,368, adjusted by loss on debt extinguishment of $94,968,892, non- cash interest expense of $40,414,627 (including $38,907,939 for the initial fair value of the 300,000,000 warrants issued), losses on the fair value changes in derivatives related to warrants and convertible notes of $52,197,902, debt restructuring costs of $16,450,000, stock-based compensation of $4,902,000 and the non-cash expenses of interest and amortization and depreciation of $8,327. Net changes of $415,506 in operating assets and liabilities reduced the cash used in operating activities.

For the year ended March 31, 2020, net cash provided by operating activities of $32,999 was primarily attributable to the net income of $69,418 reduced by the net changes of $36,420 in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2021, the net cash used in investing activities was $35,306, compared to $392 for the three months ended March 31, 2020. The amounts for both periods were a result of the Company purchasing office furniture and equipment.

Financing Activities

For the three months ended March 31, 2021, the net cash provided by financing activities was $8,985,320, compared to $101.240 for the three months ended March 31, 2020. During the three months ended March 31, 2020, we received $12,000,000 of proceeds from the issuances of $13,30,000 face value of promissory notes. During the three months ended March 31, 2021, the Company redeemed 3,000 shares of the Series E Preferred Stock for $3,000,000 and repaid $3,089 of notes payable and $11,591 to shareholders.

For the three months ended March 31, 2020, the Company received $85,000 from the issuance of a note payable $32,691 from shareholders and made payments on notes payable of $11,669 and paid $4,782 to shareholders.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on May 15, 2021. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries; PCTI, Ozop LLC, Ozop HK and Spinus. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2021, and 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of March 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 4, 2021 a Complaint and Demand for Jury Trial (the “Complaint”) was filed by a plaintiff (the “Plaintiff”) in the United States District Court for the Southern District of New York. The Complaint named Ozop Energy Solutions, Inc. (“OZOP”) and Brian Conway, Ozop’s Chief Executive Officer, (the “CEO”). OZOP and the CEO are collectively referred to herein as “Defendants”. The Complaint alleges that the Plaintiff’s purchase and sale of OZOP’s securities, and damages caused by OZOP and its CEO, were violations of federal and state securities law and common laws. This securities fraud complaint is based on two (2) press releases issued by OZOP: the first dated January 12, 2021, which the complainant alleges contained materially false and misleading information about the execution of a Master Supply Agreement, and the second dated February 5, 2021, that retracted the press release it issued on January 12, 2021. In reliance on OZOP’s January 12, 2021 press release (which was retracted and corrected by OZOP’s February 5, 2021 press release), on the same date, Plaintiff sold all of his 4,370,180 OZOP shares on the public market. The Plaintiff alleges that the February 5, 2021 corrective press release (which retracted the January 12, 2021 press release and corrected the material misrepresentations provided therein) caused a dramatic increase in the price of OZOP’s shares, significantly in excess of the price at which Plaintiff sold his OZOP shares on January 12, 2021 (in reliance on the January 12, 2021 press release), causing Plaintiff to suffer significant losses, in excess of two Million Dollars, as a direct and proximate result of Defendants’ material misrepresentations. The Company disputes the allegations in the Complaint has engaged counsel to vigorously defend the Company and the CEO. On May 3, 2021, the Company notified the court, that the Defendants intend to file a motion to dismiss for the foregoing reasons, and respectfully request that the Court enter a briefing schedule. Defendants propose that their opening papers be filed on or before May 14, 2021; that Plaintiff’s opposition papers by filed on or before June 4, 2021, and that Defendants’ reply papers be filed on or before June 18, 2021. On May 12, 2021, the plaintiff and or their counsel, gave notice that the above action is voluntarily dismissed, pursuant to Rule 41(a)(1)(A)(i) of the Federal Rules of Civil Procedure, without prejudice against the defendants Brian Conway and OZOP Energy Solutions, Inc.

On November 12, 2020, a former employee of PCTI filed a Charge of Discrimination against PCTI, for wrongful discharge based on sex and retaliation with the Equal Employment Opportunity Commission (“EEOC”) and the Pennsylvania Human Relations Commission for events occurring on or before June 3, 2020. The matter is currently under investigation with the EEOC.

Other than the above, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended March 31, 2021:

On January 2, 2021, the Company issued 100,000,000 shares pursuant to a lease agreement.

On January 13, 2021, the Company issued 88,708,118 shares of common stock to an accredited investor upon the conversion of $127,500 of principal and $14,433 of accrued interest and fees related to their convertible promissory note dated June 1, 2020.

On January 14, 2021, the Company issued 50,690,939 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On January 14, 2021, the Company issued 20,218,562 shares of common stock to an accredited investor upon the conversion of $50,550 of principal and $11,264 of accrued interest and fees related to their convertible promissory note dated February 26, 2020.

On January 15, 2021, the Company issued 100,668,692 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On January 28, 2021, the Company issued 9,121,265 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On February 24, 2021, the Company issued 10,000,000 shares of common stock pursuant to a consulting agreement.

On February 8, 2021, the Company issued 20,268,511 shares of common stock to an accredited investor upon the conversion of $203,000 of principal and $15,899 of accrued interest and fees related to their promissory note dated June 25, 2020.

On February 10, 2021, the Company issued 110,946,972 shares of common stock to an accredited investor upon the conversion of $129,500 of principal and $30,264 of accrued interest and fees related to their convertible promissory note dated June 30, 2020.

On February 19, 2021, the Company issued 79,101,237 shares of common stock to an accredited investor upon the conversion of $81,877 of principal and $42,153 of accrued interest and fees related to their convertible promissory note dated July 8, 2020.

On February 25, 2021, the Company issued 121,450,819 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 2, 2021, the Company issued 65,000,000 shares of common stock to an accredited investor upon the conversion of $100,920 of principal and $1,000 of accrued interest and fees related to their convertible promissory note dated July 8, 2020.

On March 9, 2021, the Company issued 175,000,000 shares of common stock to an accredited investor pursuant to a debt restructuring agreement.

On March 10, 2021, the Company issued 44,504,254 shares of common stock to an accredited investor upon the conversion of $67,203 of principal and $1,580 of accrued interest and fees related to their convertible promissory note dated July 8, 2020.

On March 10, 2021, the Company issued 318,996 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 10, 2021, the Company issued 4,311,436 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 10, 2021, the Company issued 6,355,008 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 10, 2021, the Company issued 6,355,008 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 10, 2021, the Company issued 12,460,800 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 10, 2021, the Company issued 6,355,008 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On March 10, 2021, the Company issued 12,710,016 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3

Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith. + Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2021

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

