Form 10-Q
period 2021-06-30
OZOP ENERGY SOLUTIONS, INC.
filed 2021-08-17
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of August 13, 2021, there were 4,606,910,897 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Energy Solutions, Inc.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,462,280	$1,808,476
Prepaid assets	1,392,329	9,569
Accounts receivable	701,945	400
Inventory	1,607,260	359,347
Vendor deposits	1,290,348	-
Total Current Assets	8,454,162	2,177,792

Operating lease right-of-use asset, net	805,710	149,529
Property and equipment, net	136,669	60,671
Other Assets	20,083	-
TOTAL ASSETS	$9,416,624	$2,387,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,055,648	$1,678,006
Related party liabilities	42,716	9,120
Convertible notes payable, net of discounts	25,000	1,078,985
Current portion of notes payable, net of discounts	5,681,318	1,130,083
Customer deposits	306,159	188,518
Deferred liability	750,000	750,000
Derivative liabilities	43,953,486	3,299,684
Current portion of deferred revenues	21,451	17,876
Operating lease liability, current portion	192,116	75,340
Total Current Liabilities	53,027,894	8,227,613

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	614,247	74,189
Deferred revenue, net of current portion	35,752	46,477
TOTAL LIABILITIES	54,067,316	8,737,702

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 50,000 shares issued and outstanding, par value $0.001)	50	50
Series D Preferred Stock (20,000 shares authorized and 20,000 shares issued and outstanding, par value $0.001)	20	20
Series E Preferred Stock (3,000 shares authorized, -0- (2021) and 1,000 (2020) issued and outstanding, par value $0.001)	-	1
Common stock (4,990,000,000 shares authorized par value $0.001; 4,606,910,897 (2021) and 3,397,958,292 (2020) shares issued and outstanding)	4,606,911	3,397,958
Additional paid in capital	182,725,312	12,530,933
Accumulated Deficit	(231,982,985)	(22,278,665)
Accumulated comprehensive loss	-	(7)
Total Stockholders’ Equity (Deficit)	(44,650,692)	(6,349,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,416,624	$2,387,992

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,274,033	$354,051	$2,069,587	$1,246,641
Cost of goods sold	1,214,468	431,839	1,441,377	1,095,162
Gross profit (loss)	59,565	(77,788)	628,210	151,479

Operating expenses:
General and administrative, related parties	1,461,074	-	3,576,082	-
General and administrative, other	2,898,231	168,342	6,572,693	320,842
Total operating expenses	4,359,305	168,342	10,148,775	320,842

Loss from operations	(4,299,740)	(246,130)	(9,520,565)	(169,363)

Other (income) expenses:
Interest expense	4,310,335	122,703	44,965,085	130,052
(Gain) loss on change in fair value of derivatives	(8,866,819)	-	43,331,083	-
Loss on extinguishment of debt	468,696	-	95,437,587	-
Debt restructure expense	-	-	16,450,000	-
Total Other (Income) Expenses	(4,087,788)	122,703	200,183,755	130,052

Loss before income taxes	(211,952)	(368,833)	(209,704,320)	(299,415)
Income tax provision	-	-	-	-
Net loss	$(211,952)	$(368,833)	$(209,704,320)	$(299,415)

Loss per share basic and fully diluted	$0.00	$-	$(0.05)	-

Weighted average shares outstanding
Basic and diluted	4,554,068,582	-	4,269,239,447	-

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	(Deficit)
Balances January 1, 2021	-	$-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	(7)	$12,530,933	$(22,278,665)	$(6,349,710)

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	428,747,654	428,748	-	97,110,282	-	97,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	330,797,987	330,798	-	38,714,266	-	39,045,064

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(3,000)	(3)	-	-	-	(2,999,997)	-	(3,000,000)

Shares issued and to be issued for fees and services	5,000,000	5,000	-	-	-	-	-	-	20,000,000	20,000	-	2,877,000	-	2,897,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000	-	530,000	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000	-	16,275,000	-	16,450,000

Net loss	-	-	-	-	-	-	-	-	-	-	7	-	(209,492,368)	(209,492,361)
Balances March 31, 2021	5,000,000	5,000	50,000	50	20,000	20	-	-	4,452,503,933	4,452,504	-	167,037,482	(231,771,033)	(60,280,977)

Shares issued and to be issued for fees and services	(5,000,000)	(5,000)	-	-	-	-	-	-	25,000,000	25,000	-	1,752,000	-	1,777,000

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	75,000,000	75,000	-	8,990,237	-	9,065,237

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	54,406,964	54,407	-	4,945,593	-	5,000,000

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(2,000)	(2)	-	-	-	(1,999,998)	-	(2,000,000)

Net loss	-	-	-	-	-	-	-	-	-	-			(211,952)	(211,952)
Balances June 30, 2021	-	$-	50,000	$50	20,000	$20	-	$-	4,606,910,897	$4,606,911	$-	$182,725,312	$(231,982,985)	$(44,650,692)

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

 (unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Equity (Deficit)
Balances January 1, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$-	$-	$76,922	$(1,310,422)	$(1,233,433)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	69,418	69,418
Balances March 31, 2020	-	-	47,500	48	18,667	19	500	1	-	-	-	76,922	(1,241,004)	(1,164,015)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(368,833)	(368,833)
Balances June 30, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$-	$-	$76,922	$(1,609,837)	$(1,532,848)

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(209,704,320)		$(299,415)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	44,170,200		111,250
Amortization and depreciation	65,388		14,658
Debt restructure expense	16,450,000		-
Loss on fair value change of derivatives	43,331,083		-
Loss on extinguishment of debt	95,437,589		-
Stock compensation expense	7,965,945		-
Changes in operating assets and liabilities:
Accounts receivable	(701,545)		(57,952)
Inventory	(1,247,913)		648,039
Prepaid expenses	(1,290,348)		(1,549)
Vendor deposits	(64,789)		-
Accounts payable and accrued expenses	682,845		(177,687)
Deferred revenue	(7,150)		-
Operating lease liabilities	(46,054)		-
Customer deposits	117,641		(492,655)
Net cash used in operating activities	(4,841,428)		(255,311)

Cash flows from investing activities:
Purchase of office and computer equipment	(94,679)		(9,648)
Net cash used in investing activities	(94,679)		(9,648)

Cash flows from financing activities:
Proceeds from issuances of notes payable	12,000,000		85,000
Proceeds from Payroll Protection Program	-		100,400
Proceeds from shareholders	-		42,000
Payments to shareholders	(26,367)		(56,765)
Payments of principal of convertible note payable and notes payable	(383,722)		(46,224)
Redemption of Series E Preferred Stock	(5,000,000)		-
Advance from affiliate	-		400,000
Net cash provided by financing activities	6,589,911		524,411

Net increase in cash	1,653,804		259,452

Cash, Beginning of period	1,808,476		27,382

Cash, End of period	$3,462,280		$286,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$545,138		$7,349
Cash paid for income taxes	$-		$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$1,310,000		$-
Issuance of common stock upon convertible note and accrued interest conversion	$743,555		$-
Operating lease right-of-use assets and liabilities	$702,888	$
Issuance of common stock and preferred stock for consulting fees and compensation	$7,965,945		$-
Issuance of common stock for lease agreement	$630,000		$-
Issuance of common stock for debt restructuring	$16,450,000		$-

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

Stock Purchase Agreement

On July 10, 2020, the Company entered into a Stock Purchase Agreement (the “SPA”) with Power Conversion Technologies, Inc., a Pennsylvania corporation (“PCTI”), and Catherine Chis (“Chis”), PCTI’s Chief Executive Officer (“CEO”) and its sole shareholder. Under the terms of the SPA, the Company acquired one thousand (1,000) shares of PCTI, which represents all of the outstanding shares of PCTI, from Chis in exchange for the issuance of 47,500 shares of the Company’s Series C Preferred Stock, 18,667 shares of the Company’s Series D Preferred Stock, and 500 shares of the Company’s Series E Preferred Stock to Chis. The Acquisition was accounted for as a business combination and was treated as a reverse acquisition for accounting purposes with PCTI as the accounting acquirer in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). In accordance with the accounting treatment for a reverse acquisition, the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of PCTI prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger have and will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

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

NOTE 2 – RESTATEMENT

During the preparation of the financial statements as of March 31, 2021, and for the three months ended March 31, 2021, the Company discovered an error was made in the financial statements as of and for the period ended December 31, 2020. The error relates to the recognition of certain warrants as derivative liabilities due to the fact the Company has insufficient authorized shares to cover the exercises. Management believes that the error as of and for December 31, 2020, does not materially impact the balance sheet as December 31, 2020. New warrants issued in the six months ended June 30, 2021, have been properly accounted for as derivatives. The following table reflects the effect of the error on the balance sheet as of December 31, 2020:

	Adjusted December 31, 2020	December 31, 2020

Total assets	$2,387,933	$2,387,933
Current liabilities	8,227,613	6,885,845
Total liabilities	8,737,702	7,395,934
Total stockholders’ deficit	(6,349,710)	(5,007,942)

The change in the current and total liabilities is as a result of the fair value of $2,061,307 of warrants based on the Black-Scholes option pricing valuation method, and an increase in notes payable of $733,364 as a result of reclassifying amounts previously recorded as discounts on notes payable, related to the warrants.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had an accumulated deficit of $231,982,985 and a working capital deficit of $44,573,732 (including derivative liabilities of $43,953,486). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements.

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

During the six months ended June 30, 2021, the Company raised $12,000,000 and has begun to implement the following business operations, plans and strategies:

In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. Operations are underway and sales were approximately $1.2 million for the three and six months ended June 30, 2021. The Company expects sales to reach over $14 million for the year ended December 31, 2021.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 15, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at June 30, 2021, and December 31, 2020.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and months ended June 30, 2021, and 2020, and their accounts receivable balance as of June 30, 2021:

	Sales % Three Months Ended June 30, 2021	Sales % Six Months Ended June 30, 2021	Sales % Three Months Ended June 30, 2020	Sales % Six Months Ended June 30, 2020	Accounts receivable balance June 30, 2021
Customer A	N/A	37.0%	N/A	N/A	$-
Customer B	18.3%	11.3%	N/A	N/A	250,392
Customer C	13.5%	N/A	N/A	N/A	-
Customer D	14.9%	N/A	N/A	N/A	-
Customer E	10.5%	N/A	N/A	N/A	112,998
Customer F	N/A	N/A	18.2%	65.6%	-
Customer G	N/A	N/A	47.1%	13.4%	-
Customer H	N/A	N/A	13.6%	N/A	-
Customer I	N/A	N/A	13.3%	N/A	-

Customers B-E are customers of Ozop Energy Systems Inc. and Customers A, F- I are customers of PCTI. PCTI, historically does not have year to year many recurring clients as the Company produces capital equipment for its’ customers.

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods, material, labor and manufacturing overhead. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues.

The components of inventories at June 30, 2021, and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020

Raw materials	$222,670	$207,178
Work in process	150,095	142,526
Finished goods	1,234,495	9,643
	$1,607,260	$359,347

Purchase concentration

The principal purchases by PCTI are comprised of parts and raw materials that PCTI assembles and manufactures and sells to its customers. There were no suppliers who accounted for more than ten percent (10%) of PCTI’s purchases for the three and six months ended June 30, 2021, and 2020. Suppliers to PCTI vary from period to period dependent upon our customer’s order specifications. In any specific reporting period, we may be relying on certain vendors, however these vendors will vary dependent on the parts and materials needed. PCTI believes it is not reliant on any particular vendor for future needs.

OES purchases finished renewable energy products from its’ suppliers. For the three and six months ended June 30, 2021, there were three suppliers that accounted for 29.6%, 21.8% and 12.7%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with three of those vendors. One of these vendors requires a 20% down payment with the balance due on delivery, and the two vendors terms are due on delivery. We also buy product from other distributors, if we are not able to purchase direct from the manufacturer. While management believes all of its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. Other than The Company has no outstanding contracts with any of its’ customers. The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

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

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Sourced and distributed products	$1,254,982	$1,254,982
Manufactured products	19,051	814,605
Total	$1,274,033	$2,069,587

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company brings the finished goods into our California warehouse to fill orders as well as to build inventory for future sales orders. From time to time for some of our larger orders we may have our suppliers ship directly to our customers to avoid extra shipping charges. For manufactured products, there is usually a bidding process by branches of the military or other large firms that need mostly battery charging and storage systems for large industrial projects. We would then purchase the raw materials and parts needed to build out the project in our Pennsylvania warehouse. There was no disaggregation of revenues for the three and six months ended June 30, 2020.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and six months ended June 30, 2021, the Company recorded $5,954 and $28,544, respectively, of advertising and marketing expenses, compared to a credit of $2,939 and an expense of $3,168 for the three and six months ended June 30, 2020.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and six months ended June 30, 2021, and 2020, the Company did not record any research and development expenses.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, for each fair value hierarchy level:

June 30, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$43,953,486	$43,953,486

December 31, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$3,299,684	$3,299,684

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

Segment Policy

The Company has no reportable segments as it operates in one segment; renewable energy.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2021, the Company’s dilutive securities are convertible into approximately 14,423,538,825 shares of common stock. There were no dilutive securities as of June 30, 2020. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of June 30, 2021:

June 30, 2021
Convertible preferred stock	13,820,732,691
Unexercised common stock purchase warrants	597,024,518
Convertible notes payable	781,616
14,418,538,825

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company does not believe the adoption of the ASU will have a material impact on the Company’s financial position, results of operations or cash flows.

Other than the above, there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2021, that are of significance or potential significance to the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	June 30, 2021	December 31, 2020
Office equipment	$237,926	$143,247
Less: Accumulated Depreciation	(101,257)	(82,576)
Property and Equipment, Net	$136,669	$60,671

Depreciation expense was $18,681 and $-0- for the six months ended June 30, 2021, and 2020, respectively.

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

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of June 30, 2021 and December 31, 2020, the outstanding principal balance of this note was $25,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 1, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $27,625, net of unamortized discounts of $99,875. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the six months June 30, 2021, the investor converted a total of $127,500 of the face value and $14,433 of accrued interest and fees into 88,708,118 shares of common stock at an average conversion price of $0.0016. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on June 30, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $8,375, net of unamortized discounts of $121,125. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the six months June 30, 2021, the investor converted a total of $129,500 of the face value and $30,264 of accrued interest and fees into 110,946,972 shares of common stock at an average conversion price of $0.00144. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $129,500, respectively, with a carrying value of $111,763 as of December 31, 2020, net of unamortized discounts of $10,416.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on July 8, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. In conjunction with this note, the Company issued a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the six months ended June 30, 2021, amortization of the debt discounts of $10,416 was charged to interest expense. For the six months June 30, 2021, the investor converted a total of $250,000 of the face value and $130,044 of accrued interest and fees into 243,012,455 shares of common stock at an average conversion price of $0.00156. On March 10, 2021, the investor received 12,460,800 shares of common stock upon the cashless exercise of the warrants. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000, respectively, with a carrying value of $239,583 as of December 31, 2020, net of unamortized discounts of $10,416.

On February 26, 2020, (the “Issuance Date”) PCTI issued a 12% Convertible Promissory Note (the “Note”), in the principal amount of $106,950, to an investor. This note matures 12 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at 55% of the lowest trading price for the twenty-five trading days prior to the conversion. If the trading price cannot be calculated for such security on such date, the trading price shall be the fair market value as mutually determined by the Company and the investor for which the calculation of the trading price is required in order to determine the conversion price. PCTI received proceeds of $85,000 on February 26, 2020, and the Note included an original issue discount of $13,950 and lender costs of $8,000. This note proceeds were used by the Company for general working capital purposes. The Note also required a daily payment via ACH of $400. On June 25, 2020, the Note was amended to add $111,225 of additional principal to the outstanding balance. Pursuant to the PCTI transaction with Ozop, on July 10, 2020, the conversion price is equal to 45% multiplied by the lowest closing bid price during the twenty-five-trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. Accordingly, the Company determined the conversion feature of the Notes represented an embedded derivative since the note is convertible into a variable number of shares upon conversion, as the note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The embedded feature included in the note resulted in an initial debt discount of $85,000, interest expense of $135,786 and initial derivative liability of $220,786. For the six months ended June 30, 2021, amortization of the debt discounts of $17,737 was charged to interest expense. For the six months June 30, 2021, the investor converted a total of $50,550 of the face value and $11,265 of accrued interest and fees into 20,218,562 shares of common stock at an average conversion price of $0.00306. The Investor also amended the note to deduct the previously added principal amount of $111,225. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $161,775, respectively. The Company accounted for the amendment as an extinguishment of debt.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt of $82,068 and to the warrant $19,932 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $207,699, a debt discount of $82,068 with the excess of $125,541 charged to interest expense of $125,541. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. For the six months ended June 30, 2020, amortization of the debt discounts of $10,792 was charged to interest expense. On May 6, 2021, the Company and the investor entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the investor agreed to cancel the July 15, 2020, note. The Company accounted for the cancelled note as a gain on debt extinguishment. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively, with a carrying value of $116,708, net of unamortized discounts of $10,792 as of December 31, 2020.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt $61,733 and warrant $40,267 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $198,239, a debt discount of $61,733 with the excess of $136,506 charged to interest expense. On March 10, 2021, the investor received 12,710,016 shares of common stock upon the cashless exercise of the warrants. For the six months ended June 30, 2021, amortization of the debt discounts of $21,583 was charged to interest expense. On May 6, 2021, the investor, pursuant to the Settlement Agreement, agreed to cancel the July 29, 2020, note. The Company accounted for the cancelled note as a gain on debt extinguishment. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500 with a carrying value of $105,917, net of unamortized discounts of $21,583 as of December 31, 2020.

On November 16, 2020, (the “Issuance Date”) the Company issued a promissory note, in the principal amount of $250,000, to an investor. The note carries a guaranteed interest payment of 15%, which is added to the principal on the Issuance Date. Principal payments shall be made in six instalments of $57,500 commencing May 21, 2021, and continuing each 30 days thereafter for 4 months. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.01 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.01 or the volume weighted average price of the common stock during the five (5) Trading Day period ending on the day prior to conversion. The Company received proceeds of $200,000 on November 19, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial derivative liability of $14,750 and a debt discount of $50,000. In conjunction with this note, the Company issued a warrant to purchase 35,000,000 shares of common stock at an exercise price of $0.25, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The warrants issued resulted in a debt discount of $3,050, with the offset to additional paid in capital. For the six months ended June 30, 2021, amortization of the debt discounts of $59,264 was charged to interest expense. On May 6, 2021, the investor, pursuant to the Settlement Agreement, agreed to cancel the November 16, 2020, note and the warrant to purchase 35,000,000 shares. The Company accounted for the cancelled note and warrant as a gain on debt extinguishment. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000 with a carrying value of $190,736, as of December 31, 2020, net of unamortized discounts of $59,264.

A summary of the convertible note balance as of June 30, 2021, is as follows:

June 30, 2021

Principal balance	$25,000
Unamortized discount	-
Ending balance, net	$25,000

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

The Company valued the derivative liabilities at June 30, 2021, and December 31, 2020, at $43,953,486 and $3,299,684, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2021, and December 31, 2020, risk free interest rates at 0.06% and 0.09%, respectively, and volatility of 202% and 48% to 61%, respectively. During the six months ended, the Company issued 300,000,000 warrants in conjunction with notes payable (see Note 8). Due to insufficient authorized shares (see above), the Company recorded a discount to notes payable of $12,000,000 and interest expense of $38,907,939, with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing method of $50,907,939. The following assumptions were utilized in the Black-Scholes valuation, risk free interest rate of .48% to .80%, volatility of 363% to 366%, and exercise prices of $0.13 to $0.15. The Company revaluated the warrants outstanding at December 31, 2020, and based on the insufficient authorized shares, the Company determined that the warrants should have been classified as a liability, The accompanying financial statements have been adjusted to reflect the change from an equity classification to a liability classification (see Note 2).

A summary of the activity related to derivative liabilities for the six months ended June 30, 2021, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities
Balance December 31, 2020	$2,061,307	$1,238,377	$3,299,684
Fair value of issuances during period	50,907,939	-	50,907,939
Notes converted or paid	-	(2,258,522)	(2,258,522)
Exercise of warrants	(48,110,301)	-	(48,110,301)
Warrants cancelled	(3,216,397)	-	(3,216,397)
Change in fair value	42,275,737	1,055,346	43,331,083
Balance June 30, 2021	$43,918,285	$35,201	$43,953,486

NOTE 8 – NOTES PAYABLE

The Company has the following note payables outstanding:

	June 30, 2021	December 31, 2020
Note payable bank, interest at 7.75%, matures December 5, 2021	$143,793	$151,469
Note payable bank, interest at 6.5%, matures December 26, 2021	344,166	345,211
Economic Injury Disaster Loan	10,000	10,000
Paycheck Protection Program loan	100,400	100,400
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	45,000
Other, due on demand, interest at 6%	50,000	50,000
Note payable $203,000 face value, interest at 12%, matures June 25, 2021, net of discount of $13,185	-	189,815
Note payable $750,000 face value, interest at 12%, matures August 24, 2021, net of discount of $67,375 (2021) and $540,562 (2020)	307,625	209,438
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, net of discount of $416,250 (2021) and $971,250 (2020)	583,750	28,750
Note payable $2,200,000 face value, interest at 12%, matures February 9, 2022, net of discount of $1,343,833	856,167	-
Note payable $11,110,000 face value, interest at 12%, matures March 17, 2022, net of discount of $7,869,583	3,240,417	-
Sub- total notes payable	6,070,741	1,519,506
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$5,681,318	$1,130,083

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the six months ended June 30, 2021, amortization of the costs of $323,750 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the six months ended June 30, 2021, amortization of the warrant discount of $2,916,667 was charged to interest expense. As of June 30, 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $3,240,417, net of unamortized discounts of $7,869,583.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the six months ended June 30, 2021, amortization of the costs of $77,833 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the six months ended June 30, 2021, amortization of the warrant discount of $778,333 was charged to interest expense. As of June 30, 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value of $856,167, net of unamortized discounts of $1,343,833.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. For the six months ended June 30, 2021, amortization of the costs of $55,000 was charged to interest expense. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $1,000,000. For the six months ended June 30, 2021, amortization of the warrant discount of $500,000 was charged to interest expense. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $1,000,000 with a carrying value of $583,750 and $28,750, respectively, net of unamortized discounts of $416,250 and $971,250, respectively.

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

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On March 15, 2021, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 5, 2021, and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. At June 30, 2021, and December 31, 2020, $143,793 and $151,469, respectively, was outstanding on the note payable.

On March 15, 2021, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal is due on December 26, 2021, interest rate changed to the prime rate plus 3.25% (6.5% at March 15, 2021). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. At June 30, 2021, and December 31, 2020, $344,166 and $345,211, respectively, was outstanding on the promissory note.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the six months ended June 30, 2021, amortization of the costs of $43,500 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. For the six months ended June 30, 2021, amortization of the debt discount of $429,688 was charged to interest expense. For the six months ended June 30, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $375,000 and $750,000, respectively, with a carrying value of $307,625 and $209,438, net of unamortized discounts of $67,365 and $540,562, respectively.

On April 20, 2020, PCTI was granted a loan from Huntington Bank in the amount of $100,400, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum, payable monthly beginning on November 20, 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $100,400 as of June 30, 2021, and December 31, 2020 and has been classified in notes payable. On March 26, 2021, the Company received notice from Huntington Bank the they have determined that PCTI’s loan forgiveness application has been approved and has been submitted to the SBA. The SBA has ninety days to submit the loan proceeds to Huntington Bank.

On July 14, 2020, PCTI received $10,000 grant under the Economic Injury Disaster Loan (“EIDL”) program. Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The first payment due is deferred one year. The entirety of the loan as of June 30, 2021, and December 31, 2020 and has been classified in notes payable.

The following note was assumed on July 10, 2020, pursuant to the PCTI transaction:

On June 25, 2020, the Company entered into a 12%, $203,000 face value promissory note with a third-party lender with a maturity date of June 25, 2021. Principal payments shall be made in six instalments of $33,333 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the issuance date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. For the six months ended June 30, 2021, amortization of the costs of $13,185 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date. During the six months ended June 30, 2021, the investor converted a total of $203,000 of the face value and $15,899 of accrued interest and fees into 20,268,511 shares of common stock at an average conversion price of $0.0108. On January 8, 2021, and January 15, 2021, the investor received 100,668,692 and 9,121,265 shares of common stock, respectively, upon the cashless exercise of the warrants. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $203,000, respectively.

NOTE 9 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. The Company has recorded the $750,000 as deferred liability on the June 30, 2021, and December 31, 2020, condensed consolidated balance sheet. No payments have been made and the Company is in default of the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%. The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the six months ended June 30, 2021.

NOTE 10 – DEFERRED REVENUE

During the year ended December 31, 2020, the Company received $64,353 form a customer for a payment of a three- year extended warranty. The extended warranty period is from, March 2021 through February 2024, and accordingly the Company will recognize the revenue over such period. For the three and six months ended June 30, 2021, the Company recognized $5,362 and $7,150, respectively, of revenue. Of the remaining deferred revenue of $57,203, $21,451 is recognized as the current portion of deferred revenue and $35,752 is classified as a long- term liability on the condensed consolidated financial statements. As of December 31, 2020, $17,876 is classified as the current portion and $46,477 is classified as a long- term liability on the consolidated financial statements.

NOTE 11 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an initial annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000. On August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of series E Preferred Stock. The Series D Preferred Stock is convertible in the aggregate into three times (adjusted to one and one-half times on July 27, 2021) the number of shares of common stock outstanding at the time of conversion. On August 28, 2020, Mr. Conway owned 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648 and recognized as compensation during the year ended December 31, 2020. Effective January 1, 2021, Mr. Conway’s compensation is $20,000 per month.

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 12), 1,800 of the shares were issued to Mr. Conway. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $1,800,000 as stock compensation expense for the Series E shares issued to Mr. Conway. On April 16, 2021, the Board of Directors of the Company authorized the issuance 2,000 shares of Series E Preferred stock, of which 1,050 were issued to Mr. Conway. The Company recorded $1,050,000 of expense related to the shares issued to Mr. Conway. During the six months ended June 30, 2021, the Company redeemed the 2,850 shares issued to Mr. Conway.

Management Fees and related party payables

For the three and six months ended June 30, 2021, and 2020, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
CEO, parent (includes $5,000 stock-based compensation six months ended June 30, 2020)	$360,000	$-	$639,999	$-
CEO, parent- Series E Preferred Stock	1.050,000	-	2,850,000	-
President, subsidiary (resigned July 2021)	51,074	-	86,083	-
Total	$1,461,074	$30,000	$3,576,082	$-

As of June 30, 2021, and December 31, 2020, included in related party payable is $42,716 and $9,120, respectively, for the amounts owed the CEO of PCTI (resigned in July 2021).

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

Agreements

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. For the three and six months ended June 30, 2021, the Company recorded $60,000 of consulting expenses.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month. For the three and six months ended June 30, 2021, the Company recorded $34,000 of consulting expenses.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the six months ended June 30, 2021.The shares were issued in April 2021.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the six months ended June 30, 2021.

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel will join the Ozop Advisory Board. During the three months ended June 30, 2021, the Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500. The Company valued the shares at $0.2386 per share (the market price of the common stock on the date of the agreement), and $2,386,000 is included in stock-based compensation expense for the six months ended June 30, 2021. Effective April 1, 2021, the agreement was amended to $10,000 per month. For the three and six months ended June 30, 2021, the Company recorded $10,000 and $12,500 of consulting expenses.

On February 19, 2021, the Company entered into a Joint Business Alliance agreement with Grid and Energy Master Planning, LLC (“GEMM”). GEMM will provide advisory, financing and implementation solutions for behind-the-meter customers in the areas of energy efficiency, solar, EV charging, and battery storage for OES. The GEMM services allows OES to provide one-stop-shopping in these emerging and maturing sectors. As of June 30, 2021, there has not been any transactions related to this agreement and the Company is continuing to evaluate the accounting treatment of any future transactions.

On February 4, 2021, the Company entered into a Consulting Services Agreement with Energy Elements Works, LLC and Mr. Ian Graham. Pursuant to the agreement, Mr. Graham will provide services as a Consulting Engineer for the Company’s wholly owned subsidiary OES. The Company has agreed to compensate Mr. Graham $100 per hour for his services.

On January 22, 2021, the Company issued 10,000,000 shares of restricted common stock for legal services performed in 2020 and approved by the BOD of the Company on December 1, 2020. The Company valued the shares at $0.0056 per share (the market price of the common stock on the date of the agreement), and $56,000 is included in stock-based compensation expense for the six months ended June 30, 2021.

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,00 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2021, $331,507 is included in stock-based compensation expense. For the three and six months ended June 30, 2021, the Company recorded $30,000 and $75,500 of consulting expenses. Effective June 1, 2021. Mr. Sosis became an employee of the Company with a $15,000 per month salary.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2021, the Company recorded $36,348 as stock-based compensation expense. Effective April 1, 2021, the agreement was amended to $10,000 per month. On March 9, 2021, Mr. Green filed a provisional patent with the USPTO. The provisional patent covers proprietary methods and procedures that, will allow the expansion of OES into the EV charging and support industry. The provisional patent relates to the more efficient production, distribution, and delivery of energy, particularly renewable energy, to the EV end consumer and enables OES to build the support systems for such. For the three and six months ended June 30, 2021, the Company recorded $30,000 and $34,500 of consulting expenses.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of June 30, 2021 and December 31, 2020, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 9). The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the six months ended June 30, 2021.

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

On November 12, 2020, a former employee of PCTI filed a Charge of Discrimination against PCTI, for wrongful discharge based on sex and retaliation with the Equal Employment Opportunity Commission (“EEOC”) and the Pennsylvania Human Relations Commission for events occurring on or before June 3, 2020. The EEOC has advised PCTI that have closed their investigation and there are no current charges or claims against PCTI.

NOTE 13– STOCKHOLDERS’ EQUITY

Common stock

During the period from January 1, 2021, to June 30, 2021, holders of an aggregate of $760,550 in principal and $201,905 of accrued interest and fees of convertible and promissory notes, converted their debt into 483,154,618 shares of our common stock at an average conversion price of $0.002 per share.

During the six months ended June 30 2021, the Company also issued the following shares of restricted common stock:

●	100,000,000 shares of restricted common stock pursuant to a lease agreement (see Note 10).
●	175,000000 shares of restricted common stock pursuant to restructuring agreement related to a deferred liability (see Note 9).
●	45,000,000 shares of restricted common stock in the aggregate for services and consulting agreements.

During the six months ended June 30, 2021, the Company also issued 405,797,987 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of June 30, 2021, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,606,910,897 shares of common stock issued and outstanding.

Preferred stock

As of June 30, 2021, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. As of June 30, 2021, and December 31, 2020, there were 50,000 shares of Series C Preferred Stock issued and outstanding, of which 2,500 are held by Mr. Conway.

Series D Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. Accordingly, on August 28, 2020, Mr. Conway owned 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648. As of June 30, 2021, and December 31, 2020, there were 20,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the six months ended June 30, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. On April 16, 2021, the BOD authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were granted to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the three and six months ended June 30, 2021. As of June 30, 2021, and December 31, 2020, there were -0- and 1,000 shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 14 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On October 25, 2019, PCTI executed a non-cancellable lease for office and industrial space which began December 1, 2019 and expires on November 30, 2022. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Prior to July 10, 2020, PCTI recorded monthly lease expense pursuant to the lease agreement and effective July 10, 2020, pursuant to the PCTI transaction, operating lease expense is recognized pursuant to ASC Topic 842. Leases (Topic 842) over the lease term. During the years ended December 31, 2020, and 2019, the Company recorded $84,278 and $100,946 respectively, for rent expense. During the year ended December 31, 2020, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $185,139 for this lease.

On April 14, 2021, the Company entered into a five-year lease which began on June 1, 2021, for approximately 8,100 square feet of office and warehouse space in Carlsbad, California, expiring May 31, 2026. Initial lease payments of $13,148 begin on June 1, 2021, and increase by approximately 2.4% annually thereafter. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. During the six months ended June 1, 2021, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $702,888 for this lease.

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Right-of- use assets are summarized below:

June 30, 2021
Office and warehouse lease	$888,026
Less accumulated amortization	(82,316)
Right-of-us assets, net	$805,710

Operating lease liabilities are summarized as follows:

June 30, 2021
Lease liability	$806,363
Less current portion	(192,116)
Long term portion	$614,247

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2021	$122,886
For the year ending December 31, 2022	240,991
For the year ended December 31, 2023	167,858
For the year ended December 31, 2024	171,840
For the year ended December 31, 2025	175,942
Thereafter	74,030
Total	$953,547
Less: present value discount	(147,184)
Lease liability	$806,363

NOTE 15 – SUBSEQUENT EVENTS

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Cathy Chis (“Chis”) to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000. In conjunction with the Agreement, Chis shall resign from any and all positions held in PCTI, the Company’s wholly owned subsidiary. On July 16, 2021, the Company closed the Agreement described above and purchased the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis and returned them to the Company’s treasury for cancellation and accordingly, Chis resigned from all positions held in PCTI. Chis no longer has voting control of the Company and voting control is now held by Brian Conway, the Company Chief Executive Officer, through his ownership of his 2,500 shares of the Company’s Series C Preferred Stock (100% of the outstanding shares).

On June 29, 2021, the Company entered into a Stock and Warrant Purchase Agreement (the “SWPA”) with a third- party investor. Pursuant to the SWPA, in exchange for $13,200,000 the Company will sell to the investor 1 share of Series D Preferred Stock and a warrant to purchase 3,236 shares of Series D Preferred Stock. The investor placed the $13,200,000 into an escrow account. Under the satisfaction of the terms and conditions of the escrow agreement, the Company would receive the $13,200,000 from the investor’s escrow account. On July 9, 2021, the Company received the $13,200,000. On July 13, 2021, the Company sent $11,250,000 to its’ counsel’s trust account and on July, 16, 2021, $11,250,000 was sent from the Company’s counsel’s trust account to Chis to close the Chis Agreement described above.

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. Subsequent to the filing of the Series D Amendment, the Company delivered the 1 share of Series D Preferred Stock and the warrant to purchase 3,236 shares of Series D Preferred Stock.

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

Results of Operations for the three and six months ended June 30, 2021 and 2020:

The following discussion relates to the historical financial statements of PCTI for the 2020 period, and for the period ended June 30, 2021, the consolidated financial statements include the assets, liabilities and results of operations of PCTI and Ozop.

Revenue

For the three and six months ended June 30, 2021, the Company generated revenue of $1,274,033 and $2,069,587, compared to $354,051 and $1,246,641 for the three and six months ended June 30, 2020. Sales are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sourced and distributed products	$1,254,982	$-	$1,254,982	$-
Manufactured products	19,051	354,051	814,605	1,246,641
Total	$1,274,033	$354,051	$2,069.587	$1,246,641

Cost of sales

For the three and six months ended June 30, 2021, the Company recognized $1,214,468 and $1,441,377, respectively, of cost of sales compared to $431,839 and $1,095,162, for the three and six months ended June 30, 2020, respectively.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sourced and distributed products	$1,204,877	$-	$1,204,877	$-
Manufactured products	9,591	431,839	236,500	1,095,162
Total	$1,214,468	$431,839	$1,441,377	$1,095,162

Based on the above cost of sales, gross margin (loss) was 4.7% and 30.4%% for the three and six months ended June30, 2021, respectively, compared to (22%) and 12.5% for the three and six months ended June 30, 2020, respectively. The significant increase of gross margin from approximately for the current periods is a result of the manufactured orders shipped in the 2021 period was at a higher margin. The improved margin was partially offset by the lower margins we recognized on the sourced and distributed products. While managements expects the sourced and distributed margins to rise during the remainder of 2021 and beyond, the overall margin of the Company will decrease due to significantly higher revenues that will be coming from the sourced and distributed products. While the overall margin will be reduced the higher gross profit dollars generated from the higher sourced and distributed products revenues will benefit the Company.

Operating expenses

Total operating expenses for the three and six months ended June 30, 2021, were $4,359,305 and $10,148,775, respectively, compared to $168,342 and $320,842 for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2020, operating expenses were those of PCTI. For the three and six months ended June 30, 2021, operating expenses were comprised of PCTI, Ozop and OES. The operating expenses were comprised of:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Wages and management fees, related parties, including stock-based compensation	$1,461,074	$3,576,082	$-	$-
Stock-based compensation, other	2,013,945	5,115,945	-	-
Salaries, taxes and benefits	241,918	428,493	93,002	191,632
Professional and consulting fees	362,782	566,207	13,437	18,787
Advertising and marketing	5,954	28,544	(2,939)	3,168
Rent and office expense	48,837	90,231	8,951	25,446
Insurance	45,439	57,514	3,946	9,924
General and administrative	179,356	285,759	51,945	71,885
Total operating expenses	$4,359,305	$10,148,775	$168,342	$320,842

Wages and management fees- related parties, include amounts paid to our CEO and to the President (resigned July 2021) of PCTI. The CEO is eligible for additional bonuses as approved by the Board of Directors of the Company. Beginning January 1, 2021, the CEO is compensated $20,000 per month. For the three and six months ended June 30, 2021, the Company’s CEO’s total compensation was $1,410,000 and $3,409,999. Included in the compensation was stock-based compensation of $1,050,000 and $2,850,000 related to the issuance of Series E Preferred Stock, for the three and six months ended June 30, 2021, respectively. The Company recorded expenses for PCTI’s President (resigned July 2021) of $51,074 and $86,083 for the three and six months ended June 30, 2021, respectively.

Stock based compensation, other for the three and six months ended June 30, 2021, of $2,013,945 and $5,115,945 is comprised of the following stock issuances:

●	5,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,00 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2021, $331,507 is included in stock-based compensation expense.

●	10,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2021, the Company recorded $36,348 as stock-based compensation expense.

●	5,000,000 shares issued in April 2021 for services. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the six months ended June 30, 2021.

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. During the six months ended June 30, 2021, the Company included $56,000 in stock compensation expense.

●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021 (see Note 11). The shares were valued at $0.2386 per share. During the six months ended June 3, 2021, the Company included $2,386,000 in stock compensation expense.

●	5,000,000 shares of common stock to be issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share. During the six months ended June 30, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock.

●	Issuance of 200 shares and 950 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $950,000 and 1,150,000 for the three and six months ended June 30, 2021, respectively.

Salaries, taxes and benefits increased for the three and six months ended June 30, 2021, compared to the same period in 2020. The increase was a result of $40,000 paid for signing bonuses to the two new OES employees. The California operation of OES as of June 30, 2021, has annual payroll of gross payroll of $540,000 with additional sales and warehouse personnel to be hired by the end of the quarter ending September 30, 2021. In addition to the California employees, OES has a monthly payroll of $37,500 covering business development, sales, administration and IT.

Professional and consulting fees increased for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The increase was due to accounting and auditing expenses of Ozop included in the current period, the engagement of various consultants by OES as we initiate the Company’s business plan regarding distribution of renewable energy products, as well as an increase in legal fees in the current period. OES current monthly consulting fees are $72,500.

Advertising and marketing expenses increased for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The increase was related to marketing programs during 2021, including brand awareness programs for both PCTI and Ozop.

Rent and office expense (including supplies, utilities and internet costs) increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was the result of including in the current three- and six-month periods, rent and office expense of approximately $81,41 and $23,127, respectively for Ozop, and $18,441 for OES for June 2021 (the first month of occupancy of the California office and warehouse). The Company estimates that the monthly OES rent and office expense for the California operation to be approximately $20,000 per month.

Other Income (Expenses)

Other (income) expenses, for the three and six months ended June 30, 2021, and 2020, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense	$4,310,335	$122,703	$44,965,085	$130,052
(Gain) loss on change in fair value of derivatives	(8,866,819)	-	43,331,083	-
Loss on extinguishment of debt	468,696	-	95,437,587	-
Debt restructure expense	-	-	16,450,000	-
Total other (income) expense	$(4,087,788)	$122,703	$200,183,755	$130,052

For the three months ended June 30, 2021, the Company recognized a gain on the change in fair value of derivatives. The gain was partially offset by interest expense related to the amortization of debt discounts and the loss on extinguishment of debt. The increase in other expense for the six months ended June 30, 2021, is primarily a result of loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished. The Company also issued 175,000,000 shares of restricted common stock related to the restructure of the deferred liability (see Note 9). The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs. Included in interest expense for the six months ended June 30, 2021, is the initial $38,907,939 of fair value related to the issuance of 300,000,000 warrants. In addition, the increases were the result of the amortization of debt discounts and losses on changes in fair values of derivatives, related to convertible notes and warrants.

Net loss

For the three months ended June 30, 2021, the Company recorded net loss of $211,952 compared to net loss of $368,833 for the three months ended June 30, 2020. The change was a result of the other income recognized in the current quarter as described above, partially offset by stock-based compensation expense of $3,063,945 as well as the operating results described above. For the six months ended June 30, 2021, the increase in the loss compared to the six months ended June 30, 2020, was primarily a result of an increase in other expenses of $200,053,703 as described above, and $7,965,945 in stock-based compensation expenses as well as the operating results discussed above.

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

For the six months ended June 30, 2021, we primarily funded our business operations with $12,000,000 of proceeds received pursuant to the issuances of promissory notes. Of the proceeds, $5,000,000 was used for the redemption of 5,000 shares of Series E Preferred Stock.

As of June 30, 2021, we had cash of $3,462,280 as compared to $1,808,476 at December 31, 2020. As of June 30, 2021, we had current liabilities of $53,027,894 (including $43,953,486 of non-cash derivative liabilities), compared to current assets of $8,454,162, which resulted in a working capital deficit of $44,573,732. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities and notes payable.

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

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $4,841,428 compared to $255,311 for the six months ended June 30, 2020. For the six months ended June 30, 2021, our net cash used in operating activities was primarily attributable to the net loss of $209,704,320, adjusted by loss on debt extinguishment of $95,437,589, non- cash interest expense of $44,170,200 (including $38,907,939 for the initial fair value of the 300,000,000 warrants issued), losses on the fair value changes in derivatives related to warrants and convertible notes of $43,331,083, debt restructuring costs of $16,450,000, stock-based compensation of $7,965,945 and the non-cash expenses of interest and amortization and depreciation of $65,388. Net changes of $2,557,313 in operating assets and liabilities increased the cash used in operating activities, primarily as a result of the start-up of the Company’s California operations in the support of inventory and accounts receivable.

For the three months ended June 30, 2020, net cash used in operating activities of $255,311 was primarily attributable to the net loss of $299,415 reduced by non-cash interest expense of $111,250 and amortization and depreciation expense of $14,658, and the net changes of $81,804 in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2021, the net cash used in investing activities was $94,679, compared to $9,648 for the six months ended June 30, 2020. The amounts for both periods were a result of the Company purchasing office furniture and equipment.

Financing Activities

For the six months ended June 30, 2021, the net cash provided by financing activities was $6,589,911, compared to $524,411 for the three months ended March 31, 2020. During the six months ended June 30, 2021, we received $12,000,000 of proceeds from the issuances of $13,30,000 face value of promissory notes. During the six months ended June 30, 2021, the Company redeemed 5,000 shares of the Series E Preferred Stock for $5,000,000 and repaid $383,772 of notes payable and $26,367 to shareholders.

For the six months ended June 30, 2020, the Company received $400,000 in advances from Affiliate, $85,000 from the issuance of a note payable, $100,400 from the Payroll Protection Program, $42,000 from shareholders and made payments on notes payable of $46,224 and paid $56,765 to shareholders.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on May 15, 2021. The unaudited condensed consolidated financial statements include the accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries Ozop Energy Systems, Inc., Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2021, and 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended June 30, 2021:

On April 15, 2021, the Company issued 2,500,000 shares pursuant to an employment agreement.

On April 15, 2021, the Company issued 2,500,000 shares pursuant to an employment agreement.

On April 15, 2021, the Company issued 10,000,000 shares of common stock pursuant to a consulting agreement.

On April 15, 2021, the Company issued 5,000,000 shares of common stock pursuant to a consulting agreement.

On April 15, 2021, the Company issued 5,000,000 shares of common stock pursuant to a consulting agreement.

On May 3, 2021, the Company issued 75,000,000 shares of common stock to an accredited investor upon the cashless exercise of a warrant.

On May 6, 2021, the Company issued 54,406,964 shares of common stock to an accredited investor upon the conversion of $85,310 of accrued interest and fees related to their convertible promissory note dated June 8, 2020.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended June 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series E Preferred Stock dated July 27, 2021 Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2021

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

