Form 10-Q
period 2021-09-30
OZOP ENERGY SOLUTIONS, INC.
filed 2021-11-18
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of November 14, 2021, there were 4,617,362,977 shares outstanding of the registrant’s common stock, $0.001 par value per share.

Ozop Energy Solutions, Inc.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$3,915,057	$1,808,476
Prepaid assets	1,124,896	9,569
Accounts receivable	1,265,134	400
Inventory	1,726,583	359,347
Vendor deposits	1,245,628	-
Total Current Assets	9,277,298	2,177,792

Operating lease right-of-use asset, net	757,138	149,529
Property and equipment, net	139,083	60,671
Other Assets	20,083	-
TOTAL ASSETS	$10,193,602	$2,387,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,562,872	$1,678,006
Related party liabilities	10,000	9,120
Convertible notes payable, net of discounts	25,000	1,078,985
Current portion of notes payable, net of discounts	9,348,268	1,130,083
Customer deposits	469,732	188,518
Deferred liability	750,000	750,000
Derivative liabilities	26,515,186	3,299,684
Operating lease liability, current portion	196,698	75,340
Current portion of deferred revenues	21,451	17,876
Total Current Liabilities	39,899,207	8,227,613

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	563,052	74,189
Deferred revenue, net of current portion	30,389	46,477
TOTAL LIABILITIES	40,882,071	8,737,702

Stockholders' Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 (2021) and 50,000 (2020) shares issued and outstanding, par value $0.001)	3	50
Series D Preferred Stock (20,000 shares authorized and 1,334 (2021) and 20,000 (2020) shares issued and outstanding, par value $0.001)	1	20
Series E Preferred Stock (3,000 shares authorized,-0-(2021) and 1,000 (2020) issued and outstanding, par value $0.001)	-	1
Common stock (4,990,000,000 shares authorized par value $0.001; 4,612,362,997 (2021) and 3,397,958,292 (2020) shares issued and outstanding)	4,612,363	3,397,958
Additional paid in capital	196,217,360	12,530,933
Treasury Stock	(11,249,934)	-
Accumulated Deficit	(220,268,262)	(22,278,665)
Accumulated comprehensive loss	-	(7)
Total Stockholders' Equity (Deficit)	(30,688,469)	(6,349,710)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,193,602	$2,387,992

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$4,783,342	$246,951	$6,852,929	$1,493,592
Cost of goods sold	4,485,316	271,510	5,926,693	1,366,672
Gross profit(loss)	298,026	(24,559)	926,236	126,920

Operating expenses:
General and administrative, related parties	125,583	4,415,919	3,701,665	4,415,919
General and administrative, other	1,765,036	414,722	8,337,729	735,564
Total operating expenses	1,890,619	4,830,641	12,039,394	5,151,483

Loss from operations	(1,592,593)	(4,855,200)	(11,113,158)	(5,024,563)

Other (income) expenses:
Interest expense	4,130,984	1,531,256	49,096,069	1,661,308
(Gain) loss on change in fair value of derivatives	(17,438,300)	189,612	25,892,783	189,612
(Gain) loss on extinguishment of debt	-	(12,807)	95,437,587	(12,807)
Debt restructure expense	-	-	16,450,000	-
Total Other (Income) Expenses	(13,307,316)	1,708,061	186,876,439	1,838,113

Income (loss) before income taxes	11,714,723	(6,563,262)	(197,989,597)	(6,862,676)
Income tax provision	-	-	-	-
Net Income (loss)	$11,714,723	$(6,563,262)	$(197,989,597)	(6,862,676)
Other comprehensive loss:
Foreign currency translation adjustment	-	(7)	-	(7)
Comprehensive income (loss)	$11,714,723	$(6,563,269)	$(197,989,597)	$(6,862,683)

Income (loss) per share basic and fully diluted	$0.00	$(0.00)	$(0.05)	(0.01)

Weighted average shares outstanding
Basic and diluted	4,609,825,140	2,667,510,771	4,384,437,549	1,045,384,629

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Loss	Capital	Deficit	(Deficit)
Balances January 1, 2021	-	$-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$-	(7)	$12,530,933	$(22,278,665)	$(6,349,710)

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	428,747,654	428,748		-	97,110,282	-	97,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	330,797,987	330,798		-	38,714,266	-	39,045,064

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-		-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(3,000)	(3)	-	-		-	(2,999,997)	-	(3,000,000)

Shares issued and to be issued for fees and services	5,000,000	5,000	-	-	-	-	-	-	20,000,000	20,000		-	2,877,000	-	2,897,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000		-	530,000	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000		-	16,275,000	-	16,450,000

Net loss	-	-	-	-	-	-	-	-	-	-		7	-	(209,492,368)	(209,492,361)
Balances March 31, 2021	5,000,000	5,000	50,000	50	20,000	20	-	-	4,452,503,933	4,452,504	-	-	167,037,482	(231,771,033)	(60,280,977)

Shares issued and to be issued for fees and services	(5,000,000)	(5,000)	-	-	-	-	-	-	25,000,000	25,000	-	-	1,752,000	-	1,777,000

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	75,000,000	75,000	-	-	8,990,237	-	9,065,237

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	54,406,964	54,407	-	-	4,945,593	-	5,000,000

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(2,000)	(2)	-	-	-	-	(1,999,998)	-	(2,000,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(211,952)	(211,952)
Balances June 30, 2021	-	-	50,000	50	20,000	20	-	-	4,606,910,897	4,606,911	-	-	182,725,312	(231,982,985)	(44,650,692)

Shares issued for fees and services	-	-	-	-	-	-	-	-	5,452,080	5,452	-	-	392,048	-	397,500

Purchase of Series C and Series D stock for Treasury	-	-	(47,500)	(48)	(18,667)	(19)	-	-	-	-	(11,249,934)	-	-	-	(11,250,000)

Sale of Series D Preferred Stock and warrants	-	-	-	-	1	-	-	-	-	-	-	-	13,100,000	-	13,100,000

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	11,714,723	11,714,723
Balances September 30, 2021	-	$-	2,500	$3	1,334	$1	-	$-	4,612,362,977	$4,612,363	$(11,249,934)	$-	$196,217,360	$(220,268,262)	$(30,688,469)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Income	Capital	Deficit	(Deficit)
Balances January 1, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$-	$-	$-	$76,922	$(1,310,422)	$(1,233,434)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	87,549	87,549
Balances March 31, 2020	-	-	47,500	48	18,667	19	500	1	-	-	-	-	76,922	(1,222,873)	(1,145,886)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,014)	(1,014)
Balances June 30, 2020	-	-	47,500	48	18,667	19	500	1	-	-	-	-	76,922	(1,223,887)	(1,146,898)

Reverse merger transaction	-	-	-	-	-	-	-	-	1,851,930,729	1,851,931	-	-	(1,033,489)	-	818,442

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	1,181,993,984	1,181,994	-	-	7,997,730	-	9,179,724

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	106,528,473	106,528	-	-	(106,528)	-	0

Warrants issued in connection with issuance of debt	-	-	-	-	-	-	-	-	-	-	-	-	531,507	-	531,507

Shares issued pursuant to CEO contract	-	-	2,500	3	1,333	1	500	1	-	-	-	-	4,286,648	-	4,286,652

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(7)	-	-	(7)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,949,211)	(6,949,211)
Balances September 30, 2020	-	$-	50,000	$50	20,000	$20	1,000	$1	3,140,453,186	$3,140,453	$-	$(7)	$11,752,789	$(8,173,098)	$6,720,208

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(197,989,597)	$(6,862,676)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	47,842,575	1,413,096
Amortization and depreciation	126,634	34,839
Debt restructure expense	16,450,000	-
Loss on fair value change of derivatives	25,892,783	189,612
Loss (gain) on extinguishment of debt	95,437,589	(12,807)
Stock compensation expense	8,634,656	4,286,648
Changes in operating assets and liabilities:
Accounts receivable	(1,264,734)	(40,925)
Inventory	(1,367,236)	799,633
Prepaid expenses	(68,567)	(945)
Vendor deposits	(1,245,628)	-
Accounts payable and accrued expenses	1,134,619	(96,260)
Accounts payable and accrued expenses, related	10,000	9,458
Deferred revenue	(12,513)	-
Operating lease liabilities	(92,667)	(17,638)
Customer deposits	281,213	(580,362)
Net cash used in operating activities	(6,230,871)	(878,327)

Cash flows from investing activities:
Cash acquired in acquisition	-	470,849
Purchase of office and computer equipment	(109,767)	(16,233)
Net cash used in (provided by) investing activities	(109,767)	454,616

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	-	289,000
Proceeds from issuances of notes payable	12,000,000	663,000
Proceeds from sale of Series D preferred stock and warrants	13,100,000	-
Proceeds from Payroll Protection Program	-	100,400
Proceeds from Economic Disaster Loan	-	10,000
Proceeds received on deferred liability	-	750,000
Proceeds from shareholders	-	42,420
Payments to shareholders	(13,634)	(69,470)
Payments of principal of convertible note payable and notes payable	(389,147)	(82,757)
Redemption of Series E Preferred Stock	(5,000,000)	-
Redemption of Series C and Series D Preferred Stock	(11,250,000)	-
Advance from affiliate	-	400,000
Net cash provided by financing activities	8,447,219	2,102,593

Effects of exchange rate on cash	-	(7)

Net increase in cash	2,106,581	1,678,875

Cash, Beginning of period	1,808,476	27,382

Cash, End of period	$3,915,057	$1,706,257

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,003,747	$120,857
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$1,310,000	$433,583
Issuance of common stock upon convertible note and accrued interest conversion	$743,555	$1,845,357
Operating lease right-of-use assets and liabilities	$702,888	$185,139
Issuance of common stock and preferred stock for consulting fees and compensation	$7,965,945	$-
Issuance of common stock for lease agreement	$630,000	$-
Issuance of common stock for debt restructuring	$16,450,000	$-

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation. The Company is the majority shareholder of Ozop Capital with PJN Holdings LLC, a New York limited liability company, being the minority shareholder. Ozop Capital was formed as a holding company and seeks to develop a captive insurance company. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurance company in the State of Delaware. EVCO is a wholly owned subsidiary of Ozop Capital.

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

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions. PCTI serves clients in several industries including energy storage, shore power, DEWs, microgrid, telecommunications, military, transportation, renewable energy, aerospace and mission critical defense systems. Customers include the United States military and other global military organizations. All of its products are manufactured in the United States. Because of the Company’s product scope and the high-power niche that their products occupy, the Company is targeting the rapidly growing renewable and energy storage markets. The Company’s mission is to be a global leader for high power electronics with a standard of continued innovation.

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

NOTE 2 – RESTATEMENT

During the preparation of the financial statements as of March 31, 2021, and for the three months ended March 31, 2021, the Company discovered an error was made in the financial statements as of and for the period ended December 31, 2020. The error relates to the recognition of certain warrants as derivative liabilities due to the fact the Company has insufficient authorized shares to cover the exercises. Management believes that the error as of and for December 31, 2020, does not materially impact the balance sheet as December 31, 2020. New warrants issued in the nine months ended September 30, 2021, have been properly accounted for as derivatives, when necessary. The following table reflects the effect of the error on the balance sheet as of December 31, 2020:

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had an accumulated deficit of $220,268,262 and a working capital deficit of $30,621,414 (including derivative liabilities of $26,515,186). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements.

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

Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market. On October 14, 2021, the Company received a Notice of effectiveness related to the Company’s Form S-3 Registration Statement (the “Registration Statement”). Pursuant to the Registration Statement the Company may offer and sell from time to time in one or more offerings of up to thirty million dollars ($30,000,000) in aggregate offering price. We may offer these securities in amounts, at prices and on terms determined at the time of offering. As of the date of this Quarterly Report the Company has not sold any securities pursuant to this Registration Statement.

During the nine months ended September 30, 2021, the Company raised $25,100,000 (of which $11,250,000 was used to redeem Series C and Series D shares of preferred stock from Chis) and has begun to implement the following business operations, plans and strategies:

In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. Sales were approximately $4.7 million and $5.9 million for the three and nine months ended September 30, 2021, respectively.

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

OES has developed a business plan for the Neo Grids distribution solution that is being executed now and will be coming out of Research and Development for proof of concept in Q4 2021. Having identified several manufacturers and established a supply line for EV chargers, we have entered into agreements for EV charger installations as part of this proof of concept and plan to service them under multi-year agreements.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 15, 2021.

The unaudited condensed consolidated financial statements include the accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries Ozop Energy Systems, Inc., Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”) and the Company’s majority owned subsidiary Ozop Capital Partners, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2021, and December 31, 2020.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2021, and 2020, and their accounts receivable balance as of September 30, 2021:

	Sales % Three Months Ended September 30, 2021	Sales % Nine Months Ended September 30, 2021	Sales % Three Months Ended September 30, 2020	Sales % Nine Months Ended September 30, 2020	Accounts receivable balance September 30, 2021
Customer A	N/A	11.2%	N/A	N/A	$-
Customer B	N/A	N/A	29.0%	59.5%	-
Customer C	N/A	N/A	19.0%	14.3%	-
Customer D	N/A	N/A	23.0%	N/A	-
Customer E	N/A	N/A	12.1%	N/A	-

All of the above are customers of PCTI. PCTI, historically does not have year to year many recurring clients as the Company produces capital equipment for its’ customers.

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

The components of inventories at September 30, 2021, and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020

Raw materials	$229,614	$207,178
Work in process	163,372	142,526
Finished goods	1,333,597	9,643
	$1,726,583	$359,347

Purchase concentration

The principal purchases by PCTI are comprised of parts and raw materials that PCTI assembles and manufactures and sells to its customers. There were no suppliers who accounted for more than ten percent (10%) of PCTI’s purchases for the three and nine months ended September 30, 2021, and 2020. Suppliers to PCTI vary from period to period dependent upon our customer’s order specifications. In any specific reporting period, we may be relying on certain vendors, however these vendors will vary dependent on the parts and materials needed. PCTI believes it is not reliant on any particular vendor for future needs.

OES purchases finished renewable energy products from its’ suppliers. For the three months ended September 30, 2021, there were two suppliers that accounted for 20.1% and 46.8%, respectively, and for the nine months ended September 30, 2021, the same two suppliers accounted for 23.4% and 38%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the balance due on delivery, while other vendors terms are due on delivery. We also buy product from other distributors, if we are not able to purchase direct from the manufacturer. While management believes all of its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

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

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Sourced and distributed products	$4,716,607	$5,971,589
Manufactured products	66,734	881,339
Total	$4,783,341	$6,852,928

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company brings the finished goods into our California warehouse to fill orders as well as to build inventory for future sales orders. From time to time for some of our larger orders we may have our suppliers ship directly to our customers to avoid extra shipping charges. For manufactured products, there is usually a bidding process by branches of the military or other large firms that need mostly battery charging and storage systems for large industrial projects. We would then purchase the raw materials and parts needed to build out the project in our Pennsylvania warehouse. There was no disaggregation of revenues for the three and nine months ended September 30, 2020.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2021, the Company recorded $9,882 and $38,426, respectively, of advertising and marketing expenses, compared to a credit of $44,158 and $47,325, respectively, for the three and nine months ended September 30, 2020.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2021, and 2020, the Company did not record any research and development expenses.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, for each fair value hierarchy level:

September 30, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$26,515,186	$26,515,186

December 31, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$3,299,684	$3,299,684

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2021, and 2020, the Company’s dilutive securities are convertible into approximately 7,516,857,489 and 10,062,327,062, respectively, shares of common stock. The following table represents the classes of dilutive securities as of September 30, 2021, and 2020:

	September 30, 2021	September 30, 2020
Convertible preferred stock	6,918,544,466	9,421,359,558
Unexercised common stock purchase warrants	597,024,518	322,697,819
Convertible notes payable	1,288,506	318,268,305
Common stock to be issued	-	1,350
	7,516,857,489	10,062,327,032

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company does not believe the adoption of the ASU will have a material impact on the Company’s financial position, results of operations or cash flows.

Other than the above, there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2021, that are of significance or potential significance to the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	September 30, 2021	December 31, 2020
Office equipment	$253,015	$143,247
Less: Accumulated Depreciation	(113,932)	(82,576)
Property and Equipment, Net	$139,083	$60,671

Depreciation expense was $31,355 and $6,784 for the nine months ended September 30, 2021, and 2020, respectively, and $12,674 and $6,784 for the three months ended September 30, 2021 and 2020, respectively..

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

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of September 30, 2021 and December 31, 2020, the outstanding principal balance of this note was $25,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 1, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $27,625, net of unamortized discounts of $99,875. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the nine months September 30, 2021, the investor converted a total of $127,500 of the face value and $14,433 of accrued interest and fees into 88,708,118 shares of common stock at an average conversion price of $0.0016. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on June 30, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $8,375, net of unamortized discounts of $121,125. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the nine months September 30, 2021, the investor converted a total of $129,500 of the face value and $30,264 of accrued interest and fees into 110,946,972 shares of common stock at an average conversion price of $0.00144. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $129,500, respectively, with a carrying value of $111,763 as of December 31, 2020, net of unamortized discounts of $10,416.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on July 8, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. In conjunction with this note, the Company issued a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the nine months ended September 30, 2021, amortization of the debt discounts of $10,416 was charged to interest expense. For the nine months September 30, 2021, the investor converted a total of $250,000 of the face value and $130,044 of accrued interest and fees into 243,012,455 shares of common stock at an average conversion price of $0.00156. On March 10, 2021, the investor received 12,460,800 shares of common stock upon the cashless exercise of the warrants. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000, respectively, with a carrying value of $239,583 as of December 31, 2020, net of unamortized discounts of $10,416.

On February 26, 2020, (the “Issuance Date”) PCTI issued a 12% Convertible Promissory Note (the “Note”), in the principal amount of $106,950, to an investor. This note matures 12 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at 55% of the lowest trading price for the twenty-five trading days prior to the conversion. If the trading price cannot be calculated for such security on such date, the trading price shall be the fair market value as mutually determined by the Company and the investor for which the calculation of the trading price is required in order to determine the conversion price. PCTI received proceeds of $85,000 on February 26, 2020, and the Note included an original issue discount of $13,950 and lender costs of $8,000. This note proceeds were used by the Company for general working capital purposes. The Note also required a daily payment via ACH of $400. On June 25, 2020, the Note was amended to add $111,225 of additional principal to the outstanding balance. Pursuant to the PCTI transaction with Ozop, on July 10, 2020, the conversion price is equal to 45% multiplied by the lowest closing bid price during the twenty-five-trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. Accordingly, the Company determined the conversion feature of the Notes represented an embedded derivative since the note is convertible into a variable number of shares upon conversion, as the note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The embedded feature included in the note resulted in an initial debt discount of $85,000, interest expense of $135,786 and initial derivative liability of $220,786. For the nine months ended September 30, 2021, amortization of the debt discounts of $17,737 was charged to interest expense. For the nine months September 30, 2021, the investor converted a total of $50,550 of the face value and $11,265 of accrued interest and fees into 20,218,562 shares of common stock at an average conversion price of $0.00306. The Investor also amended the note to deduct the previously added principal amount of $111,225. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $161,775, respectively. The Company accounted for the amendment as an extinguishment of debt.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt of $82,068 and to the warrant $19,932 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $207,699, a debt discount of $82,068 with the excess of $125,541 charged to interest expense of $125,541. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. For the nine months ended September 30, 2021, amortization of the debt discounts of $10,792 was charged to interest expense. On May 6, 2021, the Company and the investor entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the investor agreed to cancel the July 15, 2020, note. The Company accounted for the cancelled note as a gain on debt extinguishment. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively, with a carrying value of $116,708, net of unamortized discounts of $10,792 as of December 31, 2020.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt $61,733 and warrant $40,267 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $198,239, a debt discount of $61,733 with the excess of $136,506 charged to interest expense. On March 10, 2021, the investor received 12,710,016 shares of common stock upon the cashless exercise of the warrants. For the nine months ended September 30, 2021, amortization of the debt discounts of $21,583 was charged to interest expense. On May 6, 2021, the investor, pursuant to the Settlement Agreement, agreed to cancel the July 29, 2020, note. The Company accounted for the cancelled note as a gain on debt extinguishment. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500 with a carrying value of $105,917, net of unamortized discounts of $21,583 as of December 31, 2020.

On November 16, 2020, (the “Issuance Date”) the Company issued a promissory note, in the principal amount of $250,000, to an investor. The note carries a guaranteed interest payment of 15%, which is added to the principal on the Issuance Date. Principal payments shall be made in six instalments of $57,500 commencing May 21, 2021, and continuing each 30 days thereafter for 4 months. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.01 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.01 or the volume weighted average price of the common stock during the five (5) Trading Day period ending on the day prior to conversion. The Company received proceeds of $200,000 on November 19, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial derivative liability of $14,750 and a debt discount of $50,000. In conjunction with this note, the Company issued a warrant to purchase 35,000,000 shares of common stock at an exercise price of $0.25, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The warrants issued resulted in a debt discount of $3,050, with the offset to additional paid in capital. For the nine months ended September 30, 2021, amortization of the debt discounts of $59,264 was charged to interest expense. On May 6, 2021, the investor, pursuant to the Settlement Agreement, agreed to cancel the November 16, 2020, note and the warrant to purchase 35,000,000 shares. The Company accounted for the cancelled note and warrant as a gain on debt extinguishment. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000 with a carrying value of $190,736, as of December 31, 2020, net of unamortized discounts of $59,264.

A summary of the convertible note balance as of September 30, 2021, is as follows:

September 30, 2021

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

The Company valued the derivative liabilities at September 30, 2021, and December 31, 2020, at $26,515,186 and $3,299,684, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2021, and December 31, 2020, risk free interest rates at 0.05% and 0.09%, respectively, and volatility of 89% and 48% to 61%, respectively. During the nine months ended, the Company issued 300,000,000 warrants in conjunction with notes payable (see Note 8). Due to insufficient authorized shares (see above), the Company recorded a discount to notes payable of $12,000,000 and interest expense of $38,907,939, with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing method of $50,907,939. The following assumptions were utilized in the Black-Scholes valuation, risk free interest rate of .48% to .80%, volatility of 363% to 366%, and exercise prices of $0.13 to $0.15. The Company revaluated the warrants outstanding at December 31, 2020, and based on the insufficient authorized shares, the Company determined that the warrants should have been classified as a liability, The accompanying financial statements have been adjusted to reflect the change from an equity classification to a liability classification (see Note 2).

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2021, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities
Balance December 31, 2020	$2,061,307	$1,238,377	$3,299,684
Fair value of issuances during period	50,907,939	-	50,907,939
Notes converted or paid	-	(2,258,522)	(2,258,522)
Exercise of warrants	(48,110,301)	-	(48,110,301)
Warrants cancelled	(3,216,396)	-	(3,216,396)
Change in fair value	24,858,123	1,034,659	25,892,782
Balance September 30, 2021	$26,500,672	$14,514	$26,515,186

NOTE 8 – NOTES PAYABLE

The Company has the following note payables outstanding:

	September 30, 2021	December 31, 2020
Note payable bank, interest at 7.75%, matures December 5, 2021	$138,369	$151,469
Note payable bank, interest at 6.5%, matures December 26, 2021	344,166	345,211
Economic Injury Disaster Loan	10,000	10,000
Paycheck Protection Program loan	100,400	100,400
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	45,000
Other, due on demand, interest at 6%	50,000	50,000
Note payable $203,000 face value, interest at 12%, matured June 25, 2021, net of discount of $13,185	-	189,815
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, net of discount of $540,562 (2020), in default	375,000	209,438
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, net of discount of $138,750 (2021) and $971,250 (2020)	861,250	28,750
Note payable $2,200,000 face value, interest at 12%, matures February 9, 2022, net of discount of $793,834	1,406,166	-
Note payable $11,110,000 face value, interest at 12%, matures March 17, 2022, net of discount of $5,092,083	6,017,917	-
Sub- total notes payable	9,737,691	1,519,506
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$9,348,268	$1,130,083

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the nine months ended September 30, 2021, amortization of the costs of $601,250 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the nine months ended September 30, 2021, amortization of the warrant discount of $5,416,667 was charged to interest expense. As of September 30, 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $6,019,917, net of unamortized discounts of $5,092,083.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the nine months ended September 30, 2021, amortization of the costs of $127,833 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the nine months ended September 30, 2021, amortization of the warrant discount of $1,278,333 was charged to interest expense. As of September 30, 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value of $1,406,166, net of unamortized discounts of $793,834.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. For the nine months ended September 30, 2021, amortization of the costs of $82,500 was charged to interest expense. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $1,000,000. For the nine months ended September 30, 2021, amortization of the warrant discount of $750,000 was charged to interest expense. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $1,000,000 with a carrying value of $861,250 and $28,750, respectively, net of unamortized discounts of $138,750 and $971,250, respectively.

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

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On March 15, 2021, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 5, 2021, and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. At September 30, 2021, and December 31, 2020, $138,369 and $151,469, respectively, was outstanding on the note payable.

On March 15, 2021, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal is due on December 26, 2021, interest rate changed to the prime rate plus 3.25% (6.5% at March 15, 2021). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. At September 30, 2021, and December 31, 2020, $344,166 and $345,211, respectively, was outstanding on the promissory note.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the nine months ended September 30, 2021, amortization of the costs of $56,188 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. For the nine months ended September 30, 2021, amortization of the debt discount of $484,376 was charged to interest expense. During the nine months ended September 30, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $375,000 and $750,000, respectively, with a carrying value of $375,000 and $209,438, net of unamortized discounts of $540,562 as of December 31, 2020. The note is currently in default.

On April 20, 2020, PCTI was granted a loan from Huntington Bank in the amount of $100,400, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum, payable monthly beginning on November 20, 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $100,400 as of June 30, 2021, and December 31, 2020 and has been classified in notes payable. On March 26, 2021, the Company received notice from Huntington Bank the they have determined that PCTI’s loan forgiveness application has been approved and has been submitted to the SBA. The SBA has ninety days to submit the loan proceeds to Huntington Bank, however, the Company has not yet received a notice of forgiveness for the PPP loan.

On July 14, 2020, PCTI received $10,000 grant under the Economic Injury Disaster Loan (“EIDL”) program. Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The first payment due is deferred one year. The entirety of the loan as of September 30, 2021, and December 31, 2020 and has been classified in notes payable.

The following note was assumed on July 10, 2020, pursuant to the PCTI transaction:

On June 25, 2020, the Company entered into a 12%, $203,000 face value promissory note with a third-party lender with a maturity date of June 25, 2021. Principal payments shall be made in six instalments of $33,333 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the issuance date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. For the nine months ended September 30, 2021, amortization of the costs of $13,185 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date. During the nine months ended September 30, 2021, the investor converted a total of $203,000 of the face value and $15,899 of accrued interest and fees into 20,268,511 shares of common stock at an average conversion price of $0.0108. On January 8, 2021, and January 15, 2021, the investor received 100,668,692 and 9,121,265 shares of common stock, respectively, upon the cashless exercise of the warrants. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $203,000, respectively.

NOTE 9 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. The Company has recorded the $750,000 as deferred liability on the September 30, 2021, and December 31, 2020, condensed consolidated balance sheet. No payments have been made and the Company is in default of the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%. The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

NOTE 10 – DEFERRED REVENUE

During the year ended December 31, 2020, the Company received $64,353 form a customer for a payment of a three- year extended warranty. The extended warranty period is from, March 2021 through February 2024, and accordingly the Company will recognize the revenue over such period. For the three and nine months ended September 30, 2021, the Company recognized $5,363 and $12,513, respectively, of revenue. Of the remaining deferred revenue of $51,840, $21,451 is recognized as the current portion of deferred revenue and $30,389 is classified as a long- term liability on the condensed consolidated financial statements. As of December 31, 2020, $17,876 is classified as the current portion and $46,477 is classified as a long- term liability on the consolidated financial statements.

NOTE 11 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an initial annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000. On August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of series E Preferred Stock. The aggregate shares of Series D Preferred Stock in its entirety, is convertible into one and one-half times the number of shares of common stock outstanding at the time of conversion. On August 28, 2020, Mr. Conway owned 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648 and recognized as compensation during the year ended December 31, 2020. Effective January 1, 2021, Mr. Conway’s compensation is $20,000 per month, and on September 1, 2021, Mr. Conway is receiving $10,000 per month from Ozop Capital.

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 12), 1,800 of the shares were issued to Mr. Conway. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $1,800,000 as stock compensation expense for the Series E shares issued to Mr. Conway. On April 16, 2021, the Board of Directors of the Company authorized the issuance 2,000 shares of Series E Preferred stock, of which 1,050 were issued to Mr. Conway. The Company recorded $1,050,000 of expense related to the shares issued to Mr. Conway. During the nine months ended September 30, 2021, the Company redeemed the 2,850 shares issued to Mr. Conway.

Management Fees and related party payables

For the three and nine months ended September 30, 2021, and 2020, the Company recorded expenses to its officers in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
CEO, parent (includes $5,000 stock-based compensation nine months ended September 30, 2020)	$70,000	$96,771	$709,999	$96,771
CEO, parent- Series E Preferred Stock	-	-	2,850,000	-
President, subsidiary (resigned July 2021)	55,583	32,500	141,666	32,500
Total	$125,583	$129,271	$3,701,665	$129,271

As of September 30, 2021, included in related party payable is $10,000 due to the Company’s CEO and as of December 31, 2020, included in related party payable is $9,120 for the amount owed the former President of PCTI (resigned in July 2021).

Redemption of Series C and Series D Preferred Stock

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Chis to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000. In conjunction with the Agreement, Chis resigned from any and all positions held in the Company’s wholly owned subsidiary, PCTI. Further, Chis agreed that upon her resignation and for a period of five years thereafter (the “Restriction Period”), she shall not, directly or indirectly, solicit the employment of, assist in the soliciting of the employment of, or hire any employee or officer of the Company, including those of any of its present or future subsidiaries, or induce any person who is an employee, officer, agent, consultant or contractor of the Company to terminate such relationship with the Company. Additionally, Chis agrees that during the Restriction Period, she shall not compete with the Company or PCTI anywhere worldwide or be employed by any competitor of the Company.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares $0.0063, (the market value of the common stock on the date of the agreement) and has recorded $630,000 as a prepaid expense. The space should be ready for occupancy during the calendar quarter ending December 31, 2021.

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. In connection with the services listed above, Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. One-half of the cash and stock were due upon the signing of the RMA Agreement and the balance is due upon the issuance of the captive insurance company’s certificate of authority from the state of formation. Accordingly, RMA received $25,000 and 452,080 shares of restricted common stock of the Company and the Company recorded $25,000 as stock compensation expense for the three and nine months ended September 30, 2021. Once the captive is formed, RMA will receive an additional $25,000, and the number of shares of restricted common stock of the Company with a market value of $25,000, based upon the closing stock price of the Company as of such date.

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the new one- year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the three and nine months ended September 30, 2021, the Company recorded $124,000 and $184,000, respectively of consulting expenses.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month. For the three and nine months ended September 30, 2021, the Company recorded $51,000 and $85,000, respectively, of consulting expenses. The Company terminated the agreement in October 2021.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the initial shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the nine months ended September 30, 2021. On July 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first ninety days of employment. The shares were valued at $0.0745 per share (the market price of the common stock on the date of the issuance), and $186,250 is included in stock-based compensation expense for the three and nine months ended September 30, 2021.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company has recorded $30,000 and $60,000 of consulting expenses.

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel was to join the Ozop Advisory Board. During the nine months ended September 30, 2021, the Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500. The Company valued the shares at $0.2386 per share (the market price of the common stock on the date of the agreement), and $2,386,000 is included in stock-based compensation expense for the nine months ended September 30, 2021. Effective April 1, 2021, the agreement was amended to $10,000 per month. For the three and nine months ended September 30, 2021, the Company recorded $-0- and $12,500 of consulting expenses.

On February 19, 2021, the Company entered into a Joint Business Alliance agreement with Grid and Energy Master Planning, LLC (“GEMM”). GEMM will provide advisory, financing and implementation solutions for behind-the-meter customers in the areas of energy efficiency, solar, EV charging, and battery storage for OES. The GEMM services allows OES to provide one-stop-shopping in these emerging and maturing sectors. As of September 30, 2021, there has not been any transactions related to this agreement and the Company is continuing to evaluate the accounting treatment of any future transactions.

On February 4, 2021, the Company entered into a Consulting Services Agreement with Energy Elements Works, LLC and Mr. Ian Graham. Pursuant to the agreement, Mr. Graham will provide services as a Consulting Engineer for the Company’s wholly owned subsidiary OES. The Company has agreed to compensate Mr. Graham $100 per hour for his services.

On January 22, 2021, the Company issued 10,000,000 shares of restricted common stock for legal services performed in 2020 and approved by the BOD of the Company on December 1, 2020. The Company valued the shares at $0.0056 per share (the market price of the common stock on the date of the agreement), and $56,000 is included in stock-based compensation expense for the nine months ended September 30, 2021.

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. For the three and nine months ended September 30, 2021, $252,055 and $583,562, respectively, is included in stock-based compensation expense. For the nine months ended September 30, 2021, the Company recorded $75,500 of consulting expenses. Effective June 1, 2021. Mr. Sosis became an employee of the Company with a $15,000 per month salary. The Company terminated Mr. Sosis’s employment in October 2021.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the three and nine months ended September 30, 2021, the Company recorded $19,247 and $55,595, respectively, as stock-based compensation expense. Effective April 1, 2021, the agreement was amended to $10,000 per month. On March 9, 2021, Mr. Green filed a provisional patent with the USPTO. The provisional patent covers proprietary methods and procedures that, will allow the expansion of OES into the EV charging and support industry. The provisional patent relates to the more efficient production, distribution, and delivery of energy, particularly renewable energy, to the EV end consumer and enables OES to build the support systems for such. For the three and nine months ended September 30, 2021, the Company recorded $30,000 and $64,500, respectively, of consulting expenses.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of September 30, 2021 and December 31, 2020, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 9). The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

Legal matters

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 13– STOCKHOLDERS’ EQUITY

Common stock

During the period from January 1, 2021, to September 30, 2021, holders of an aggregate of $760,550 in principal and $201,905 of accrued interest and fees of convertible and promissory notes, converted their debt into 483,154,618 shares of our common stock at an average conversion price of $0.002 per share.

During the nine months ended September 30 2021, the Company also issued the following shares of restricted common stock:

●	100,000,000 shares of restricted common stock pursuant to a lease agreement (see Note 10).
●	175,000000 shares of restricted common stock pursuant to restructuring agreement related to a deferred liability (see Note 9).
●	50,452,080 shares of restricted common stock in the aggregate for services and consulting agreements.

During the nine months ended September 30, 2021, the Company also issued 405,797,987 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of September 30, 2021, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,612,362,997 shares of common stock issued and outstanding.

Preferred stock

As of September 30, 2021, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see Note 11). As of September 30, 2021, and December 31, 2020, there were 2,500 shares of Series C Preferred Stock issued and outstanding, and are held by Mr. Conway.

Series D Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. Accordingly, on August 28, 2020, Mr. Conway owned 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648. On July 13, 2021, the Company purchased 18,667 shares of the Company’s Series D Preferred Stock held by Chis (see Note 11).

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of September 30, 2021, and December 31, 2020, there were 1,334 and 20,000 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of September 30, 2021.

The warrant has a 15- year term and Partial Warrant Lock Up and Leak-Out Period. The Holder may only exercise the Warrant and purchase Warrant Shares as follows:

i.	Up to 162 (one hundred and sixty-two) Warrant Shares, at any time or times on or after the Initial Exercise Date and no later than on or before the Termination Date; and

ii.	The Remainder of the Warrant representing up to 3,074 (three thousand and seventy-four) Warrant Shares (“Remaining Warrant Shares”) shall be locked up for a period of 36 (thirty-six) months from the Initial Exercise Date (“Lock Up Period”) and shall become exercisable at any time or times from the date that is the 36 (thirty-six) month anniversary of the Initial Exercise Date (“Lock Up Period Termination Date”) and no later than on or before the Termination Date, as follows:

a.	During every 1(one) year period, starting on the day that is the Lock Up Period Termination Date, the Holder shall have the right to exercise the Remainder of the Warrant up to a maximum number of Remaining Warrant Shares that, if converted, would be equal to no more than a maximum of 5% (five percent) of the total number of outstanding shares of Common Stock of the Company during such given year (“Leak-Out Period”). The Leak-Out Period shall come into effect on the day that is the Lock Up Period Termination Date and remain effective on a yearly basis, for a period of 10 (ten) years thereafter, after which the Leak-Out Period will automatically terminate and become null and void. For clarity purposes the Remainder of the Warrant shall become freely exercisable at any time or times beginning on June 29, 2034 and until the Termination Date.

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the nine months ended September 30, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. On April 16, 2021, the BOD authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were granted to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the nine months ended September 30, 2021. As of September 30, 2021, and December 31, 2020, there were -0- and 1,000 shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 14 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On October 25, 2019, PCTI executed a non-cancellable lease for office and industrial space which began December 1, 2019 and expires on November 30, 2022. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. Prior to July 10, 2020, PCTI recorded monthly lease expense pursuant to the lease agreement and effective July 10, 2020, pursuant to the PCTI transaction, operating lease expense is recognized pursuant to ASC Topic 842. Leases (Topic 842) over the lease term. During the years ended December 31, 2020, the Company recorded $84,278 for rent expense. During the year ended December 31, 2020, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $185,139 for this lease.

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

Right-of- use assets are summarized below:

September 30, 2021
Office and warehouse lease	$888,026
Less accumulated amortization	(130,888)
Right-of-us assets, net	$757,138

Operating lease liabilities are summarized as follows:

September 30, 2021
Lease liability	$759,750
Less current portion	(196,698)
Long term portion	$563,052

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2021	$61,443
For the year ending December 31, 2022	240,991
For the year ended December 31, 2023	167,858
For the year ended December 31, 2024	171,840
For the year ended December 31, 2025	175,942
Thereafter	74,030
Total	$892,104
Less: present value discount	(132,354)
Lease liability	$759,750

NOTE 15 – SUBSEQUENT EVENTS

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation. The Company is the majority shareholder of Ozop Capital with PJN Holdings LLC, a New York limited liability company, being the minority shareholder. Ozop Capital was formed as a holding company and seeks to develop a captive insurance company. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

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

Stock Redemption Agreement

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Chis to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000.

Results of Operations for the three and nine months ended September 30, 2021 and 2020:

The following discussion relates to the historical financial statements of PCTI for the 2020 period, and for the period ended September 30, 2021, the consolidated financial statements include the assets, liabilities and results of operations of PCTI and Ozop.

Revenue

For the three and nine months ended September 30, 2021, the Company generated revenue of $4,783,341 and $6,852,928, compared to $246,951 and $1,493,592 for the three and nine months ended September 30, 2020. Sales are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sourced and distributed products	$4,716,607	$-	$5,971,589	$-
Manufactured products	66,734	246,951	881,339	1,493,592
Total	$4,783,341	$246,951	$6,852,928	$1,493,592

Cost of sales

For the three and nine months ended September 30, 2021, the Company recognized $4,485,316 and $5,926,693, respectively, of cost of sales compared to $271,510 and $1,366,672, for the three and nine months ended September 30, 2020, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sourced and distributed products	$4,370,680	$-	$5,575,557	$-
Manufactured products	114,636	271,510	351,136	1,366,672
Total	$4,485,316	$271,510	$5,926,693	$1,366,672

Based on the above cost of sales, gross margin (loss) was 6.2% and 13.5% for the three and nine months ended September 30, 2021, respectively, compared to 9.9% and 8.5% for the three and nine months ended September 30, 2020, respectively. The increase of gross margin for the current periods is a result of the manufactured orders shipped in the 2021 period was at a higher margin than the manufactured orders were in the three and six months ended September 30, 2020. While the improved margin was partially offset by the lower margins we recognized on the sourced and distributed products, gross profit dollars increased from the sale of sourced and distributed products. While management expects the sourced and distributed margins to rise during the remainder of 2021 and beyond, the overall margin of the Company will decrease due to significantly higher revenues that will be coming from the sourced and distributed products. While the overall margin will be reduced the higher gross profit dollars generated from the higher sourced and distributed products revenues will benefit the Company.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2021, were $1,890,619 and $12,039,394, respectively, compared to $4,830,641 and $5,151,483 for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2020, operating expenses were those of PCTI only through July 10, 2020. Subsequent to July 10, 2020 and for the three and nine months ended September 30, 2021, operating expenses were comprised of PCTI, Ozop, OES and Ozop Capital. The operating expenses were comprised of:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Wages and management fees, related parties, including stock-based compensation	$125,583	$3,701,665	$4,415,919	$4,415,919
Stock-based compensation, other	668,711	5,784,656	-	-
Salaries, taxes and benefits	362,801	791,294	96,285	287,917
Professional and consulting fees	291,047	857,254	168,472	187,259
Advertising and marketing	9,882	38,426	44,158	47,325
Rent and office expense	82,232	172,463	46,374	71,820
Insurance	76,308	133,822	34,321	44,246
General and administrative	274,055	559,814	25,112	96,997
Total operating expenses	$1,890,619	$12,039,394	$4,830,641	$5.151.483

Wages and management fees- related parties, include amounts paid to our CEO and to the President (resigned July 2021) of PCTI. The CEO is eligible for additional bonuses as approved by the Board of Directors of the Company. Beginning January 1, 2021, the CEO is compensated $20,000 per month and effective September 1, 2021, an additional $10,000 per month for the management of Ozop Capital. For the three and nine months ended September 30, 2021, the Company’s CEO’s total compensation was $70,000 and $3,559,999. Included in the compensation was stock-based compensation of $2,850,000 related to the issuance of Series E Preferred Stock, for the nine months ended September 30, 2021. The Company recorded expenses for PCTI’s President (resigned July 2021) of $55,583 and $141,666 for the three and nine months ended September 30, 2021, respectively.

Stock based compensation, other for the three and nine months ended September 30, 2021, of $668,711 and $5,784,656 is comprised of the following stock issuances:

●	5,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,00 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. For the nine months ended September 30, 2021, $331,507 is included in stock-based compensation expense.

●	10,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the three and nine months ended September 30, 2021, the Company recorded $19,247 and $55,595, respectively, as stock-based compensation expense.

●	5,000,000 shares issued in April 2021 for services. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the nine months ended September 30, 2021.

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. For the nine months ended September 30, 2021, the Company included $56,000 in stock compensation expense.

●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021 (see Note 12). The shares were valued at $0.2386 per share. For the nine months ended September 30, 2021, the Company included $2,386,000 in stock compensation expense.

●	5,000,000 shares of common stock to be issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share. For the nine months ended September 30, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock.

●	Issuance of 200 shares and 950 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $1,150,000 for the nine months ended September 30, 2021.

●

5,000,000 shares of common stock to be issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.0745 per share. For the three and nine months ended September 30, 2021, the Company included $372,500 in stock compensation expense for the 5,000,000 shares of common stock.

●	452,080 shares of common stock issued for services (see Note 12). The shares were valued at $0.0553 per share (the market price of the common stock on the date of the agreement), and $25,000 is included in stock-based compensation expense for the three and nine months ended September 30, 2021.

Salaries, taxes and benefits increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. Included in the increase are the cost of OES employees in the 2021 periods compared to the 2020 periods. The California operation of OES has annual gross payroll of approximately $538,000. In addition to the California employees, OES has annual gross payroll of $309,000 covering business development, sales, administration and IT.

Professional and consulting fees increased for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The increase was due to accounting and auditing expenses of Ozop included in the current period, the engagement of various consultants by OES as we initiate the Company’s business plan regarding distribution of renewable energy products, the inclusion of Ozop Capital’s consultants as well as an increase in legal fees in the current period. The Company’s consolidated current monthly consulting fees is $109,000.

Advertising and marketing expenses decreased for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The decrease was related to marketing programs during the three months ended September 30, 2020, including brand awareness programs for both PCTI and Ozop.

Rent and office expense (including supplies, utilities and internet costs) increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase was the result of including in the current three- and nine-month periods, rent and office expense of approximately $11,415 and $34,542, respectively for Ozop, and $50,570 and $69,011, respectively for OES. The Company estimates that the monthly OES rent and office expense for the California operation to be approximately $18,000 per month.

Other Income (Expenses)

Other (income) expenses, for the three and nine months ended September 30, 2021, and 2020, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest expense	$4,130,983	$1,531,256	$49,006,069	$1,661,308
(Gain) loss on change in fair value of derivatives	(17,483,300)	189,612	25,892,783	189,612
(Gain) loss on extinguishment of debt	-	(12,807)	95,437,587	(12,807)
Debt restructure expense	-	-	16,450,000	-
Total other (income) expense	$(13,307,317)	$1,708,061	$186,876,439	$1,838,113

For the three months ended September 30, 2021, the Company recognized a gain on the change in fair value of derivatives. The gain was partially offset by interest expense related to the amortization of debt discounts. The increase in other expense for the nine months ended September 30, 2021, is primarily a result of loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished. The Company also issued 175,000,000 shares of restricted common stock related to the restructure of the deferred liability (see Note 9). The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs. Included in interest expense for the nine months ended September 30, 2021, is the initial $38,907,939 of fair value related to the issuance of 300,000,000 warrants. In addition, the increases were the result of the amortization of debt discounts and losses on changes in fair values of derivatives, related to convertible notes and warrants.

Net loss

For the three months ended September 30, 2021, the Company recorded net income of $11,714,723 compared to net loss of $6,563,262 for the three months ended September 30, 2020. The change was a result of the other income recognized in the current quarter as described above, partially offset by the operating results described above. For the nine months ended September 30, 2021, the increase in the loss to $197,989,597 compared to the nine months ended September 30, 2020, was primarily a result of an increase in other expenses of $185,038,326 as described above, and an increase of $4,348,008 in stock-based compensation expenses as well as the operating results discussed above.

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

For the nine months ended September 30, 2021, we primarily funded our business operations with $12,000,000 of proceeds received pursuant to the issuances of promissory notes and $13,100,000 received from the Series D SPA (see Note 13). Of the proceeds, $5,000,000 was used for the redemption of 5,000 shares of Series E Preferred Stock and $11,250,000 was used for the redemption of Chis’s Series C and Series D Preferred Stock (see Note 11).

As of September 30, 2021, we had cash of $3,915,057 as compared to $1,808,476 at December 31, 2020. As of September 30, 2021, we had current liabilities of $39,898,712 (including $26,515,186 of non-cash derivative liabilities), compared to current assets of $9,277,298, which resulted in a working capital deficit of $30,621,414. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, lease obligations and notes payable.

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

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $6,230,871 compared to $878,327 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our net cash used in operating activities was primarily attributable to the net loss of $197,989,597, adjusted by loss on debt extinguishment of $95,437,589, non- cash interest expense of $47,842,575 (including $38,907,939 for the initial fair value of the 300,000,000 warrants issued), losses on the fair value changes in derivatives related to warrants and convertible notes of $25,892,783, debt restructuring costs of $16,450,000, stock-based compensation of $8,834,656 and the non-cash expenses of interest and amortization and depreciation of $126,634. Net changes of $2,625,212 in operating assets and liabilities increased the cash used in operating activities, primarily as a result of the start-up of the Company’s California operations in the support of inventory and accounts receivable.

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

Investing Activities

For the nine months ended September 30, 2021, the net cash used in investing activities was $109,767, compared to $454,616 net cash provided by investing activities for the nine months ended September 30, 2020. The current period amount was a result of the Company purchasing office furniture and equipment. For the nine months ended September 30,2020, the amount included $16,233 for purchases of office furniture and equipment as well as $470,849 cash acquired in the PCTI transaction.

Financing Activities

For the nine months ended September 30, 2021, the net cash provided by financing activities was $8,447,219, compared to $2,102,593 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received $12,000,000 of proceeds from the issuances of $13,30,000 face value of promissory notes and $13,100,000 (net of costs) from the Series D SPA. During the nine months ended September 30, 2021, the Company acquired 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock from Chis or $11,250,000, redeemed 5,000 shares of the Series E Preferred Stock for $5,000,000, and repaid $389,147 of notes payable and $13,634 to shareholders.

For the nine months ended September 30, 2020, the Company received proceeds of $750,000 pursuant to an obligation to pay a perpetual 1.8% fee of revenues, $400,000 in advances from Affiliate, $663,000 from the issuance of notes payable, $289,000 from the issuance of convertible notes payable, $100,400 from the Payroll Protection Program, $42,420 from shareholders and made payments on notes payable of $46,224 and paid $56,765 to shareholders.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on May 15, 2021. The unaudited condensed consolidated financial statements include the accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries Ozop Energy Systems, Inc., Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”), and the Company’s majority owned subsidiary Ozop Capital Partners, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2021, and 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended September 30, 2021:

On July 1, 2021, the Company issued 2,500,000 shares pursuant to an employment agreement.

On July 1, 2021, the Company issued 2,500,000 shares pursuant to an employment agreement.

On September 3, 2021, the Company issued 452,080 shares of common stock pursuant to a consulting agreement.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).
3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)
10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 18, 2021

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

