Form 10-Q/A
period 2021-09-30
OZOP ENERGY SOLUTIONS, INC.
filed 2021-11-19
CIK 1679817

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Ozop Energy Solutions, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on November 18, 2021 is to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and correct rounding errors.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Ozop Energy Solutions, Inc.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$3,915,057	$1,808,476
Prepaid assets	1,124,896	9,569
Accounts receivable	1,265,134	400
Inventory	1,726,583	359,347
Vendor deposits	1,245,628	-
Total Current Assets	9,277,298	2,177,792

Operating lease right-of-use asset, net	757,138	149,529
Property and equipment, net	139,083	60,671
Other Assets	20,083	-
TOTAL ASSETS	$10,193,602	$2,387,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,562,872	$1,678,006
Related party liabilities	10,000	9,120
Convertible notes payable, net of discounts	25,000	1,078,985
Current portion of notes payable, net of discounts	9,348,268	1,130,083
Customer deposits	469,732	188,518
Deferred liability	750,000	750,000
Derivative liabilities	26,515,186	3,299,684
Operating lease liability, current portion	196,698	75,340
Current portion of deferred revenues	21,451	17,876
Total Current Liabilities	39,899,207	8,227,613

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	563,052	74,189
Deferred revenue, net of current portion	30,389	46,477
TOTAL LIABILITIES	40,882,071	8,737,702

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 (2021) and 50,000 (2020) shares issued and outstanding, par value $0.001)	3	50
Series D Preferred Stock (20,000 shares authorized and 1,334 (2021) and 20,000 (2020) shares issued and outstanding, par value $0.001)	1	20
Series E Preferred Stock (3,000 shares authorized,-0-(2021) and 1,000 (2020) issued and outstanding, par value $0.001)	-	1
Common stock (4,990,000,000 shares authorized par value $0.001; 4,612,362,997 (2021) and 3,397,958,292 (2020) shares issued and outstanding)	4,612,363	3,397,958
Additional paid in capital	196,217,360	12,530,933
Treasury Stock	(11,249,934)	-
Accumulated Deficit	(220,268,262)	(22,278,665)
Accumulated comprehensive loss	-	(7)
Total Stockholders’ Equity (Deficit)	(30,688,469)	(6,349,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,193,602	$2,387,992

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

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Loss	Capital	Deficit	(Deficit)
Balances January 1, 2021	-	$-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$-	(7)	$12,530,933	$(22,278,665)	$(6,349,710)

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	428,747,654	428,748		-	97,110,282	-	97,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	330,797,987	330,798		-	38,714,266	-	39,045,064

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-		-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(3,000)	(3)	-	-		-	(2,999,997)	-	(3,000,000)

Shares issued and to be issued for fees and services	5,000,000	5,000	-	-	-	-	-	-	20,000,000	20,000		-	2,877,000	-	2,897,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000		-	530,000	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000		-	16,275,000	-	16,450,000

Net loss	-	-	-	-	-	-	-	-	-	-		7	-	(209,492,368)	(209,492,361)
Balances March 31, 2021	5,000,000	5,000	50,000	50	20,000	20	-	-	4,452,503,933	4,452,504	-	-	167,037,482	(231,771,033)	(60,280,977)

Shares issued and to be issued for fees and services	(5,000,000)	(5,000)	-	-	-	-	-	-	25,000,000	25,000	-	-	1,752,000	-	1,777,000

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	75,000,000	75,000	-	-	8,990,237	-	9,065,237

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	54,406,964	54,407	-	-	4,945,593	-	5,000,000

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(2,000)	(2)	-	-	-	-	(1,999,998)	-	(2,000,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(211,952)	(211,952)
Balances June 30, 2021	-	-	50,000	50	20,000	20	-	-	4,606,910,897	4,606,911	-	-	182,725,312	(231,982,985)	(44,650,692)

Shares issued for fees and services	-	-	-	-	-	-	-	-	5,452,080	5,452	-	-	392,048	-	397,500

Purchase of Series C and Series D stock for Treasury	-	-	(47,500)	(48)	(18,667)	(19)	-	-	-	-	(11,249,934)	-	-	-	(11,250,000)

Sale of Series D Preferred Stock and warrants	-	-	-	-	1	-	-	-	-	-	-	-	13,100,000	-	13,100,000

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	11,714,723	11,714,723
Balances September 30, 2021	-	$-	2,500	$3	1,334	$1	-	$-	4,612,362,977	$4,612,363	$(11,249,934)	$-	$196,217,360	$(220,268,262)	$(30,688,469)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Income	Capital	Deficit	(Deficit)
Balances January 1, 2020	-	$-	47,500	$48	18,667	$19	500	$1	-	$-	$-	$-	$76,922	$(1,310,422)	$(1,233,434)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	87,549	87,549
Balances March 31, 2020	-	-	47,500	48	18,667	19	500	1	-	-	-	-	76,922	(1,222,873)	(1,145,886)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	(386,963)	(386,963)
Balances June 30, 2020	-	-	47,500	48	18,667	19	500	1	-	-	-	-	76,922	(1,609,836)	(1,532,847)

Reverse merger transaction	-	-	-	-	-	-	-	-	1,851,930,729	1,851,931	-	-	(1,033,489)	-	818,442

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	1,181,993,984	1,181,994	-	-	7,997,730	-	9,179,724

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	106,528,473	106,528	-	-	(106,528)	-	0

Warrants issued in connection with issuance of debt	-	-	-	-	-	-	-	-	-	-	-	-	531,507	-	531,507

Shares issued pursuant to CEO contract	-	-	2,500	3	1,333	1	500	1	-	-	-	-	4,286,648	-	4,286,652

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(7)	-	-	(7)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,563,262)	(6,563,262)
Balances September 30, 2020	-	$-	50,000	$50	20,000	$20	1,000	$1	3,140,453,186	$3,140,453	$-	$(7)	$11,752,789	$(8,173,098)	$6,720,208

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(197,989,597)	$(6,862,676)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	47,842,575	1,413,096
Amortization and depreciation	126,634	34,839
Debt restructure expense	16,450,000	-
Loss on fair value change of derivatives	25,892,783	189,612
Loss (gain) on extinguishment of debt	95,437,587	(12,807)
Stock compensation expense	8,634,656	4,286,648
Changes in operating assets and liabilities:
Accounts receivable	(1,264,734)	(40,925)
Inventory	(1,367,236)	799,633
Prepaid expenses	(68,567)	(945)
Vendor deposits	(1,245,628)	-
Accounts payable and accrued expenses	1,134,621	(96,260)
Accounts payable and accrued expenses, related	10,000	9,458
Deferred revenue	(12,513)	-
Operating lease liabilities	(92,667)	(17,638)
Customer deposits	281,213	(580,362)
Net cash used in operating activities	(6,230,871)	(878,327)

Cash flows from investing activities:
Cash acquired in acquisition	-	470,849
Purchase of office and computer equipment	(109,767)	(16,233)
Net cash used in (provided by) investing activities	(109,767)	454,616

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	-	289,000
Proceeds from issuances of notes payable	12,000,000	663,000
Proceeds from sale of Series D preferred stock and warrants	13,100,000	-
Proceeds from Payroll Protection Program	-	100,400
Proceeds from Economic Disaster Loan	-	10,000
Proceeds received on deferred liability	-	750,000
Proceeds from shareholders	-	42,420
Payments to shareholders	(13,634)	(69,470)
Payments of principal of convertible note payable and notes payable	(389,147)	(82,757)
Redemption of Series E Preferred Stock	(5,000,000)	-
Redemption of Series C and Series D Preferred Stock	(11,250,000)	-
Advance from affiliate	-	400,000
Net cash provided by financing activities	8,447,219	2,102,593

Effects of exchange rate on cash	-	(7)

Net increase in cash	2,106,581	1,678,875

Cash, Beginning of period	1,808,476	27,382

Cash, End of period	$3,915,057	$1,706,257

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,003,747	$120,857
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$1,310,000	$433,583
Issuance of common stock upon convertible note and accrued interest conversion	$743,555	$1,845,357
Operating lease right-of-use assets and liabilities	$702,888	$185,139
Issuance of common stock and preferred stock for consulting fees and compensation	$7,965,945	$-
Issuance of common stock for lease agreement	$630,000	$-
Issuance of common stock for debt restructuring	$16,450,000	$-

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

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Sourced and distributed products	$4,716,608	$5,971,590
Manufactured products	66,734	881,339
Total	$4,783,342	$6,852,929

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

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2021, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities
Balance December 31, 2020	$2,061,307	$1,238,377	$3,299,684
Fair value of issuances during period	50,907,939	-	50,907,939
Notes converted or paid	-	(2,258,522)	(2,258,522)
Exercise of warrants	(48,110,301)	-	(48,110,301)
Warrants cancelled	(3,216,397)	-	(3,216,397)
Change in fair value	24,858,124	1,034,659	25,892,783
Balance September 30, 2021	$26,500,672	$14,514	$26,515,186

NOTE 8 – NOTES PAYABLE

The Company has the following note payables outstanding:

	September 30, 2021	December 31, 2020
Note payable bank, interest at 7.75%, matures December 5, 2021	$138,369	$151,469
Note payable bank, interest at 6.5%, matures December 26, 2021	344,166	345,211
Economic Injury Disaster Loan	10,000	10,000
Paycheck Protection Program loan	100,400	100,400
Notes payable, interest at 8%, matured January 5, 2020, currently in default	45,000	45,000
Other, due on demand, interest at 6%	50,000	50,000
Note payable $203,000 face value, interest at 12%, matured June 25, 2021, net of discount of $13,185	-	189,815
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, net of discount of $540,562 (2020), in default	375,000	209,438
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, net of discount of $138,750 (2021) and $971,250 (2020)	861,250	28,750
Note payable $2,200,000 face value, interest at 12%, matures February 9, 2022, net of discount of $793,834	1,406,166	-
Note payable $11,110,000 face value, interest at 12%, matures March 17, 2022, net of discount of $5,092,083	6,017,917	-
Sub- total notes payable	9,737,691	1,519,506
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$9,348,268	$1,130,083

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

Revenue

For the three and nine months ended September 30, 2021, the Company generated revenue of $4,783,342 and $6,852,929, compared to $246,951 and $1,493,592 for the three and nine months ended September 30, 2020. Sales are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sourced and distributed products	$4,716,608	$-	$5,971,590	$-
Manufactured products	66,734	246,951	881,339	1,493,592
Total	$4,783,342	$246,951	$6,852,929	$1,493,592

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2021

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

