Form 10-K
period 2021-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2022-04-15
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

42 N Main Street Florida, NY 10921 (845) 544-5112
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2021 was $340,168,153 (computed using the closing price of the common stock on June 30, 2021 as reported by the OTC Markets).

As of April 14, 2022, 4,622,362,997 shares of common stock of the registrant were outstanding.

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation. The Company is the majority shareholder of Ozop Capital with PJN Holdings LLC (“PJN”), a New York limited liability company, being the minority shareholder. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurance company in the State of Delaware. EVCO is a wholly owned subsidiary of Ozop Capital. On January 7, 2022, EVCO filed with New Castle County, Delaware DBA OZOP Plus.

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

Corporate Matters

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see below). As of December 31, 2021, and 2020, there were 2,500 and 50,000 shares, respectively, of Series C Preferred Stock issued and outstanding. Mr. Conway owns 2,500 shares as of December 31, 2021.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Certificate of Designation of Series D Preferred Stock, 20,000 shares of the Company’s preferred stock have been designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. The holders as a group may, at any time convert all of the shares of Series D Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 3. Except as provided in the Certificate of Designation or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. On July 13, 2021, the Company purchased 18,667 shares of the Company’s Series D Preferred Stock held by Chis (see below).

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2021, and 2020, there were 1,334 and 20,000 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2021. Mr. Conway owns 1,333 shares of Series D Preferred Stock as of December 31, 2021.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. As of December 31, 2021, and 2020, there were -0- and 1,000 shares, respectively, of Series E Preferred Stock issued and outstanding.

Recent Events

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners are able to offer the resources needed for lighting, solar and electrical design projects. OED will provide customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs. We work with architects, engineers, facility managers, electrical contractors and engineers.

On April 4, 2022, the Company and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,0000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement.

Business Overview

Ozop Energy Systems

On December 11, 2020, the Company formed Ozop Energy Systems, Inc. (“OES”), a Nevada corporation and a wholly owned subsidiary of the Company. OES was formed to be a manufacturer and distributor of renewable energy products and is actively engaged in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. OES management has decades of experience in the renewable, storage and resilient energy businesses and associated markets, which include but are not limited to project finance, project development, equipment finance, construction, utility protocol, regulatory policy and technology assessment.

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

Equipment Distributor: OES has entered the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. The components we are distributing include PV panels, solar inverters, solar mounting systems, stationary batteries, onsite generators and other associated electrical equipment and components that are all manufactured by multiple companies, both domestic and international. These core products are sourced from management-developed relationships and are distributed through our existing network and our in-house sales team. Sales were approximately $10.6 million for the year ended December 31, 2021.

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can sell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-Grids proprietary program, patents pending, was developed for the off-grid distribution of electricity to remove or reduce the dependency on utilities that currently burdens the EV Charging sectors. It will also reduce or eliminate the lengthy permitting processes and streamline the installations of those EV chargers.

Modular Energy Distribution System: The Neo-Grids, patent pending, is comprised of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. Neo-Grids will serve both the private auto and the commercial sectors. OES has license rights to the proprietary “flow” that was filed with the United States Patent and Trademark Office in March 2021. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-Grids business model leverages this accelerated growth by offering (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

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

Ozop Plus

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation. The Company is the majority shareholder of Ozop Capital. On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurance company in the State of Delaware. EVCO is a wholly owned subsidiary of Ozop Capital (DBA OZOP Plus). Ozop Plus plans on producing vehicle service contracts (“VSC’s”) for electric vehicles (EV’s). to respond to not only in filling the gap of a manufacturer’s warranty but to bring added value to EV owners by utilizing our partnerships and strengths in the renewable energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus VSC will give “peace of mind” to the EV buyer. The Company is currently in negotiations to complete the necessary agreements to launch the product in Q2 2022. Additionally, the Company is also in discussions with entities whereby Ozop Plus can re-insure the battery portion of another entity’s VSC.

PCTI

The following relates to PCTI activity during the year ended December 31, 2021. Due to supply chain issues and other factors, management is currently reviewing the current business model of PCTI, in determining the best course of action going forward.

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions. All of its products are manufactured in the United States.

Principal Products and Services

PCTI has four main product lines: DC Power Supplies from 5KW to 2MW, Battery chargers from 5KW to 2MW, DC/AC inverters to 1.5MVA and frequency converters up to 1MVA.

PCTI historically has manufactured the following product types:

●	DC & AC Power Supplies: Our DC power supplies use a multipulse SCR / IGBT design to achieve high efficiency, low ripple, precise regulation and low output noise, available in ratings from 5KW to 2MW.

●	High Voltage Battery Chargers: PCTI offers rugged high-current battery chargers to a variety of high-current industrial charging applications from 5KW to 2MW.

●	Converters/Inverters: DC/DC, DC/AC, AC/AC, solar cell power stations, power transmission, electrostatic precipitator.

●	400Hz Aircraft Ground Support Equipment: Distribution equipment, gate boxes, switchboards, line drop compensators, line protection modules.

●	Power Electronic Modules: Integrated modules with IGBTs, SCRs, MOSFET, Diodes, GTO, GTC-Bipolar.

●	Other Power Electronic Products: Prototyping, R&D, consulting.

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

Sales and marketing

For legacy products, the Company uses a government contracting service that reviews the daily buying notices from the U.S. government and filters them via keywords specific to the company’s market sectors. Additionally, opportunities come through the U.S. Governments System of Award Management.

Competition

There are different competitors for each product line that are also further divided by power segment. By serving the high power products sector, we have sought to limit competition and commoditization of our products. We compete as a solution driven company, providing PCTI with what we believe are better margins and larger order values. As we are moving the direction of the company into the renewable energy storage market space, we are aware that some of the competitors have strong brand names. We believe PCTI offers a larger breath of product offering in these power ranges while our competition is fragmented in this area. In the high- power segment, we believe PCTI’s experience, technology and flexibility provides a great advantage over other competitors.

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

Intellectual Property

PCTI has a 30-year design library that includes all four product lines as well as some related equipment. One of our advantages over our competitors is our proprietary digital signal processing (DSP) control currently in its 7th generation. To the best of our knowledge, we believe that none of our competitors are using this sophisticated control topology at this time. DSP control permits great flexibility in our designs, allowing us to produce a wide variety of designs in a shorter period of time than our competitors. DSP allows for real-time control and monitoring of the equipment, which is faster than sequential control. This provides significant performance improvement as well as energy savings in the equipment.

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

Employees

As of the date of this filing, the Company employs 21 full time employees. Ozop and PCTI have contracts with various independent contractors and consultants to fulfill additional needs, including accounting, investor relations, business development, permitting, and other corporate functions, and may increase staff further as we expand activities and bring new projects on line.

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

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares $0.0063, (the market value of the common stock on the date of the agreement) and has recorded $630,000 as a prepaid expense. As of the date of this report, the Company has not yet taken possession of the space, and is in negotiations with the landlord regarding other potential properties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on April 8, 2022, was $0.0237.

Holders

As of December 31, 2021, the Company had 4,617,362,977 shares of our common stock issued and outstanding held by 112 holders of record.

Recent Sales of Unregistered Securities

The following table are all shares issued during the quarter ended December 31, 2021:

On October 8, 2021, the Company issued 2,500,000 shares pursuant to an employment agreement. The shares were valued at $0.0445 per share (the market price of the common stock on the date of the issuance), and $113,750 is included in stock-based compensation expense for the year ended December 31, 2021.

On October 8, 2021, the Company issued 2,500,000 shares pursuant to an employment agreement. The shares were valued at $0.0445 per share (the market price of the common stock on the date of the issuance), and $113,750 is included in stock-based compensation expense for the year ended December 31, 2021.

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

On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurance company in the State of Delaware. EVCO is a wholly owned subsidiary of Ozop Capital. On January 7, 2022, EVCO filed with New Castle County, Delaware DBA OZOP Plus.

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

Included in the audited Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, are the results of Ozop, the accounting acquiree, of revenues of $-0- and a loss before income taxes of $7,782,364. The following table provides unaudited pro forma results of operations for the year ended December 31, 2020, as if the acquisition had been consummated as of the beginning of that period. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings (if any) of the combined companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the date indicated, or which may occur in the future.

Unaudited pro forma results year ended December 31, 2020
Revenues	$1,411,432
Loss before income taxes	(51,779,499)
Basic and fully diluted loss per share	$(0.02)

Stock Redemption Agreement

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Chis to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000.

Results of Operations for the years ended December 31, 2021 and 2020:

The following discussion relates to the historical financial statements of PCTI, and beginning on July 11, 2020 the consolidated financial statements include the assets, liabilities and results of operations of PCTI and Ozop, (the combined company from and after the closing date of the reverse merger).

Revenue

For the year ended December 31, 2021, the Company generated revenue of $11,928,605 compared to $1,411,432 for the year ended December 31, 2020. The increase in revenues is a result of revenues of $10,595,799 from Ozop Energy Systems, beginning May 2021, and are classified as sourced and distributed products. Sales are summarized as follows:

	Year ended December 31,
	2021	2020
Sourced and distributed products	$10,595,799	$-
Manufactured products	1,332,806	1,411,432
Total	$11,928,605	$1,411,432

Cost of sales

For the years ended December 31, 2021, and 2020, the Company recognized $10,342,413 and $1,404,348, respectively, of cost of sales.

	Year ended December 31,
	2021	2020
Sourced and distributed products	$9,763,943	$-
Manufactured products	578,470	1,404,358
Total	$10,342,413	$1,404,358

Based on the above cost of sales, gross margin was 13.3% and 0.5% for the years ended December 31, 2021, and 2020, respectively. The increase of gross margin for the current year is a result of the manufactured orders shipped in 2021 were at a higher margin than the manufactured orders were in 2020. While the improved margin was partially offset by the lower margins recognized on the sourced and distributed products, gross profit dollars increased from the sale of the sourced and distributed products. The sourced and distributed margins were approximately 7.9% for 2021. Due to product availability, increased buy prices and delivery issues that the solar industry experienced at the end of the 4th quarter 2021, and into the first quarter of 2022, the Company expects that margins on sourced products may be temporarily reduced at the beginning of 2022. However, the Company anticipates that margins of sourced products will rise during the remainder of 2022. While the overall margin will be reduced, the higher gross profit dollars generated from the higher sourced and distributed products revenues will benefit the Company.

Operating expenses

Total operating expenses for the years ended December 31, 2021, and 2020, were $14,387,941 and $17,585,427, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2021	2020
Management fees, related parties including stock-based compensation of $2,850,000 and $4,286,648, respectively	$3,803,765	$4,747,952
Stock-based compensation, other	6,472,751	-
Salaries, taxes and benefits	1,227,192	436,198
Professional and consulting fees	1,284,364	459,340
Advertising and marketing	41,712	55,249
Rent and office expenses	251,646	122,277
Insurance	262,682	58,461
Impairment	-	11,526,303
General and administrative. Other	1,043,829	179,647
Total	$14,387,941	$17,585,427

For the year ended December 31, 2020, the above amounts include expenses incurred by PCTI for the year ended December 31, 2020, and expenses incurred by Ozop for the period July 11, 2020 through December 31, 2020.

Wages and management fees- related parties, include amounts paid to our CEO and to the President (resigned July 2021) of PCTI. The CEO is eligible for additional bonuses as approved by the Board of Directors of the Company. Beginning January 1, 2021, the CEO was compensated $20,000 per month and effective September 1, 2021, an additional $10,000 per month for the management of Ozop Capital. The following table summarizes management fees:

	Year ended December 31,
	2021	2020
CEO, parent	$812,099	$377,804
CEO, parent- Series E Preferred Stock	2,850,000	-
CEO, parent- Series D Preferred Stock	-	4,286,648
President, subsidiary (resigned July 2021)	141,666	83,500
Total	$3,803,765	$4,747,952

The Series E Preferred Stock based compensation for the year ended December 31, 2021 is a result of on March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and on April 16, 2021, the BOD authorized the issuance of 1,050 to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,850,000 as stock-based compensation expense for year ended December 31, 2021.

The Series D Preferred Stock based compensation for the year ended December 31, 2020, of $4,286,648, is related to 1,333 shares of Series D Preferred Stock issued to Mr. Conway on August 28, 2020, pursuant to his employment agreement. The Series D Preferred Stock was convertible in the aggregate into three times the number of shares of common stock outstanding at the time of conversion. Mr. Conway owns 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648.

Stock based compensation, other for the year ended December 31, 2021, of $6,472,751 is comprised of the following stock issuances:

●	5,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. The consultant was terminated in October 2021, and accordingly, for the year ended December 31, 2021, $1,000,000 is included in stock-based compensation expense.

●	10,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the year ended December 31, 2021, the Company recorded $74,751 as stock-based compensation expense.

●	5,000,000 shares issued in April 2021 for services. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the year ended December 31, 2021.

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. For the year ended December 31, 2021, the Company included $56,000 in stock compensation expense.

●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021. The shares were valued at $0.2386 per share. For the year ended December 31, 2021, the Company included $2,386,000 in stock compensation expense.

●	5,000,000 shares of common stock issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share (the market price of the common stock on the date of the issuance). For the year ended December 31, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock.

●	Issuance of 200 shares and 950 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $1,150,000 for the year ended December 31, 2021.

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.0745 per share (the market price of the common stock on the date of the issuance). For the year ended December 31, 2021, the Company included $372,500 in stock compensation expense for the 5,000,000 shares of common stock.

●	452,080 shares of common stock issued for services. The shares were valued at $0.0553 per share (the market price of the common stock on the date of the agreement), and $25,000 is included in stock-based compensation expense for the year ended December 31, 2021.

●	637,755 shares of common stock to be issued for services. The shares were valued at $0.0392 per share (the market price of the common stock on the date of the issuance), and $25,000 is included in stock-based compensation expense for the year ended December 31, 2021.

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.0455 per share (the market price of the common stock on the date of the issuance). For the year ended December 31, 2021, the Company included $227,500 in stock compensation expense for the 5,000,000 shares of common stock.

Salaries, taxes and benefits increased for the year ended December 31, 2021, compared to the year ended December 31, 2020. Included in the increase are the cost of OES employees in 2021. The California operation of OES had expenses of $378,232 for the year ended December 31, 2021. In addition to the California employees, OES had payroll expenses of $284,525 covering business development, sales, administration and IT.

Professional and consulting fees increased to $1,284,364 for the year ended December 31, 2021, compared to $459,340 for the year ended December 31, 2020. The increase was due to accounting and auditing expenses of Ozop included in the current year, the engagement of various consultants by OES as we initiated the Company’s business plan regarding distribution of renewable energy products, the inclusion of Ozop Capital’s consultants as well as an increase in legal fees in 2021. The Company’s consolidated current monthly professional and consulting fees is approximately $140,000.

Advertising and marketing expenses decreased for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was related to additional marketing programs during the year ended December 31, 2020, including brand awareness programs for both PCTI and Ozop.

Rent and office expense (including supplies, utilities and internet costs) increased for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was the result of including in 2021, rent and office expense of approximately $41,983 for Ozop and $121,343 for OES. The Company estimates that the monthly OES rent and office expense for the California operation to be approximately $18,000 per month.

During the year ended December 31, 2020, the Company had the following expenses charged to impairment:

●	$11,201,145 for the impairment of goodwill related to the transaction between PCTI and Ozop. The impairment was calculated based on the balance of the assets acquired and the liabilities assumed as of December 31, 2020.

●	$130,207 for the impairment of license rights as management has decided not to go forward with the use of the license rights of Spinus.

●	$194,951 for the impairment of goodwill related to the transaction between Ozop and Spinus.

Other Income (Expenses)

Other expenses, net, for the years ended December 31, 2021, and 2020, was $182,501,302 and $3,389,890, respectively, and were as follows.

	Year ended December 31,
	2021	2020
Interest expense	$53,252,232	$3,409,393
Loss on change in fair value of derivatives	17,349,076	176,050
Debt restructure expense	16,450,000	-
Loss (gain) on extinguishment of debt	95,449,994	(195,553)
Total other expense, net	$182,501,302	$3,389,890

The increase in other expense for the year ended December 31, 2021, is primarily a result of loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished. The Company also issued 175,000,000 shares of restricted common stock related to the restructure of the deferred liability. The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs. Included in interest expense for the year ended December 31, 2021, is the initial $38,907,939 of fair value related to the issuance of 375,000,000 warrants. In addition, the increases were the result of the amortization of debt discounts and losses on changes in fair values of derivatives, related to convertible notes and warrants.

Net loss

The net loss for the year ended December 31, 2021, was $195,303,051 compared to $20,968,243 for the year ended December 31, 2020. The increase in the loss was primarily a result of the increase in other expenses of $179,111,412 described above partially offset by lower operating expenses and the increase in gross profit.

Liquidity and Capital Resources

Currently, our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business, however, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. If we are unable to generate capital or raise additional funds when required it will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Management’s plans in regard to these factors are discussed below and also in Note 3 to the consolidated financial statements filed herein.

For the year ended December 31, 2021, we primarily funded our business operations with $15,000,000 of proceeds received pursuant to the issuances of promissory notes and $13,100,000 received from the Series D SPA (see Note 13 to the financial statements filed herein). Of the proceeds, $5,000,000 was used for the redemption of 5,000 shares of Series E Preferred Stock and $11,250,000 was used for the redemption of Chis’s Series C and Series D Preferred Stock (see Note 11 to the financial statements filed herein).

As of December 31, 2021, we had cash of $6,767,167 as compared to $1,808,476 at December 31, 2020. As of December 31, 2021, we had current liabilities of $38,385,016 (including $20,966,701 of non-cash derivative liabilities), compared to current assets of $10,159,108, which resulted in a working capital deficit of $28,225,908. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, lease obligations and notes payable.

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

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $6,368,006 compared to $1,811,816 for the year ended December 31, 2020. For the year ended December 31, 2021, our net cash used in operating activities was primarily attributable to the net loss of $195,303,051, adjusted by loss on debt extinguishment of $95,499,996, non- cash interest expense of $51,492,115 (including $38,907,939 for the initial fair value of the 375,000,000 warrants issued), losses on the fair value changes in derivatives related to warrants and convertible notes of $17,349,075, debt restructuring costs of $16,450,000, stock-based compensation of $9,322,751 and the non-cash expenses of interest and amortization and depreciation of $189,348. Net changes of $1,318,240 in operating assets and liabilities increased the cash used in operating activities, primarily as a result of the start-up of the Company’s California operations in the support of inventory and accounts receivable.

For the year ended December 31, 2020, our net cash used in operating activities was primarily attributable to the net loss of $20,968.243, adjusted by impairment charges of $11,526,303, stock-based compensation of $4,286,647, the non-cash expenses of interest and amortization and depreciation of $2,984,251 and losses on the fair value changes in derivatives of $176,050. Net changes of $378,729 in operating assets and liabilities and a gain on extinguishment of debt of $195,553 reduced the cash used in operating activities.

Investing Activities

For the year ended December 31, 2021, the net cash used in investing activities was $116,836, compared to net cash provided by investing activities of $424.431 for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company acquired $470,849 cash in an acquisition and purchased $46,418 of office furniture and equipment.

Financing Activities

For the year ended December 31, 2021, the net cash provided by financing activities was $11,443,533, compared to $3,168,487 for the year ended December 31, 2020. During the year ended December 31, 2021, we received $15,000,000 of proceeds from the issuances of $16,610,000 face value of promissory notes and $13,100,000 (net of costs) from the Series D SPA. During the year ended December 31, 2021, the Company acquired 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock from Chis for $11,250,000, redeemed 5,000 shares of the Series E Preferred Stock for $5,000,000, and repaid $392,833 of notes payable and $13,634 to shareholders.

During the year ended December 31, 2020, the Company received proceeds of $750,000 pursuant to an obligation to pay a perpetual 1.8% (as amended) fee of revenues, $489,000 of proceeds from the issuances of convertible note financings, $1,553,000 from the issuances of promissory notes, $400,000 advance from affiliate, $100,400 from the Payroll Protection Program and $42,420 from shareholders. During the year ended December 31, 2020, the Company repaid $101,864 of principal of convertible notes and notes payable and $74,470 to shareholders.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements:

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and PCTI and the Company’s other wholly owned subsidiaries Ozop Energy Systems, Inc., Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”), and the Company’s majority owned subsidiary Ozop Capital Partners, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2021, and 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2021, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2021, as described below.

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

Name	Age	Position	Beginning
Brian Conway	51	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

Brian P. Conway, the Chief Executive Officer and Interim Chief Financial Officer brings 20 years of proven success in marketing and business development for both private and publicly traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street as a co-founder of Waypoint Capital Partners. During this time, he was responsible for national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation’s top public relations firms. From October 1, 2014, through August 31, 2019, Mr. Conway was the CEO, CFO and Director of Ngen Technologies, Inc. (f/k/a/ Liberated Solutions, Inc.). His relationships and experience with investment bankers, non-dilutive financing, and public relations should be instrumental in moving the Company forward.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. The Company does not believe that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2021.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2021 and 2020:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years 2021, and 2020;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2021, and 2020, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021. Compensation information is shown for the fiscal years ended December 31, 2021, and 2020:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Brian P Conway (1)	2021	$280,000	$532,099	$2,850,000	$—	$—	$3,662,099
	2020	$377,804	$—	$4,286,648	$—	$—	$4,664,452
Catherine Chis(2)	2021	$141,666	$—	$—	$—	$—	$141,666
	2020	$83,500	$—	$—	$—	$—	$83,500

(1) On February 28, 2020, Mr. Conway was appointed as the Company’s Chief Executive Officer.

(2) Ms. Chis was the CEO of PCTI from 2018 until her resignation in July 2021.

2021 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2021, or December 31, 2020.

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2021, and 2020.

EXECUTIVE EMPLOYMENT AGREEMENTS

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway received an initial annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was also issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000. On August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of series E Preferred Stock. At the time of issuance the aggregate shares of Series D Preferred Stock in its entirety, is convertible into three times the number of shares of common stock outstanding at the time of conversion. On August 28, 2020, Mr. Conway owned 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648 and recognized as compensation during the year ended December 31, 2020.

Effective January 1, 2021, Mr. Conway’s compensation is $20,000 per month, and on September 1, 2021, Mr. Conway began receiving $10,000 per month from Ozop Capital.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of April 14, 2022, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of April 14, 2022, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Brian P Conway, CEO and Director (2)	Common Stock	2,022,410,243	30.4%
	Series C Preferred Stock	2,500	100.0%
	Series D Preferred Stock	1,333	99.9%

(1) Percentages are based on 4,622,362,997 shares of the Company’s common stock, 2,500 shares of Series C Preferred Stock and 1,334 shares of Series D Preferred stock issued and outstanding as of April 14, 2022. The voting rights associated with the Series C Preferred Stock in the aggregate are equal to 67% of the total vote. Series C Preferred Stock has no conversion rights. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of Series D shares being converted. Series D Preferred Stock has no voting rights.

(2) Includes 1,333 shares of Series D Preferred Stock convertible into 2,022,410,243 shares of common stock.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2021, and 2020, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2021	2020
CEO, parent	$812,099	$377,804
CEO, parent- Series E Preferred Stock	2,850,000	-
CEO, parent- Series D Preferred Stock	-	4,286,648
President, subsidiary (resigned July 2021)	141,666	83,500
Total	$3,803,765	$4,747,952

As of December 31, 2020, included in related party payable is $9,120 for the amount owed the former CEO of PCTI.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2021, and 2020.

	2021	2020
Audit Fees(1)	$76,000	$54,500
Total Fees	$76,000	$54,500

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2022

OZOP ENERGY SOLUTIONS, INC.

COSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Energy Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Energy Solutions, Inc. (the Company) as of December 31, 2021, and 2020, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, As of December 31, 2021, the Company had an accumulated deficit of $217,326,611 and a working capital deficit of $28,225,908 (including derivative liabilities of $20,966,701). As of December 31, 2021, the Company was in default of $1,973,847 and accrued interest on debt instruments due to non-payment upon maturity dates, and subsequent to December 31, 2021, an additional $13,310,000 and accrued interest on debt instruments also were in default status due to non-payment upon maturity dates. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

April 15, 2022

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$6,767,167	$1,808,476
Prepaid assets	151,998	9,569
Accounts receivable	1,299,334	400
Inventory	1,065,982	359,347
Vendor deposits	874,627	-
Total Current Assets	10,159,108	2,177,792

Operating lease right-of-use asset, net	707,686	149,529
Property and equipment, net	132,889	60,671
Other Assets	568,249	-
TOTAL ASSETS	$11,567,932	$2,387,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$3,246,342	$1,678,007
Related party liabilities	-	9,120
Convertible notes payable, net of discounts	25,000	1,078,985
Current portion of notes payable, net of discounts	13,011,307	1,130,083
Customer deposits	169,849	188,518
Deferred liability	750,000	750,000
Derivative liabilities	20,966,701	3,299,684
Operating lease liability, current portion	194,366	75,340
Current portion of deferred revenues	21,451	17,876
Total Current Liabilities	38,385,016	8,227,613

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	517,890	74,189
Deferred revenue, net of current portion	25,026	46,477
TOTAL LIABILITIES	39,317,355	8,737,702

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 (2021) and 50,000 (2020) shares issued and outstanding, par value $0.001)	3	50
Series D Preferred Stock (4,570 (2021) and 20,000 (2020) shares authorized and 1,334 (2021) and 20,000 (2020) shares issued and outstanding, par value $0.001)	1	20
Series E Preferred Stock (3,000 shares authorized, -0- (2021) and 1,000 (2020) issued and outstanding, par value $0.001)	-	1
Common stock (4,990,000,000 shares authorized par value $0.001; 4,617,362,997 (2021) and 3,397,958,292 (2020) shares issued and outstanding)	4,617,363	3,397,958
Common stock to be issued; 637,755 shares as of December 31, 2021	638	-
Additional paid in capital	196,464,222	12,530,933
Treasury Stock	(11,249,934)	-
Accumulated Deficit	(217,326,611)	(22,278,665)
Accumulated comprehensive loss	-	(7)
Total Ozop Energy Systems, Inc. stockholders’ equity (deficit)	(27,494,318)	(6,349,710)
Noncontrolling interest	(255,105)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(27,749,423)	(6,349,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,567,932	$2,387,992

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2021	2020
Revenue	$11,928,605	$1,411,432
Cost of goods sold	10,342,413	1,404,358
Gross profit	1,586,192	7,074

Operating expenses:
General and administrative, related parties	3,803,765	4,747,952
General and administrative, other	10,584,176	1,311,172
Impairment of intangible assets	-	11,526,303
Total operating expenses	14,387,941	17,585,427

Loss from operations	(12,801,749)	(17,578,353)

Other (income) expenses:
Interest expense	53,252,232	3,409,393
Loss on change in fair value of derivatives	17,349,076	176,050
(Gain) loss on extinguishment of debt	95,449,994	(195,553)
Debt restructure expense	16,450,000	-
Total Other (Income) Expenses	182,501,302	3,389,890

Income (loss) before income taxes	(195,303,051)	(20,968,243)
Income tax provision	-	-
Net Income (loss)	(195,303,051)	(20,968,243)
Less: net loss attributable to noncontrolling interest	(255,105)	-
Net loss attributable to Ozop Energy Solutions, Inc.	$(195,047,946)	$(20,968,243)
Other comprehensive loss:
Foreign currency translation adjustment	-	(7)
Comprehensive income (loss)	(195,303,051)	(20,968,250)
Less: comprehensive loss attributable to noncontrolling interest	(255,105)	-
Comprehensive loss attributable to Ozop Energy Solutions, Inc.	$(195,047,946)	$(20,968,250)

Income (loss) per share basic and fully diluted	$(0.04)	(0.02)

Weighted average shares outstanding
Basic and diluted	4,442,045,075	1,110,673,228

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2021

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Loss	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2021	-	$-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$-	(7)	$12,530,933	$(22,278,665)	$-	$(6,349,710)

Shares issued for conversions of notes and interest payable	-	-	-	-	-	-	-	-	483,154,618	483,155		-	102,055,875	-	-	102,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	405,797,987	405,798		-	47,704,503	-	-	48,110,301

Issuance of Series E Preferred Stock	-	-	-	-	-	-	4,000	4	-	-		-	3,999,996	-	-	4,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(5,000)	(5)	-	-		-	(4,999,995)	-	-	(5,000,000)

Shares issued and to be issued for fees and services	637,755	638	-	-	-	-	-	-	55,452,080	55,452		-	5,267,910	-	-	5,324,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000		-	530,000	-	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000		-	16,275,000	-	-	16,450,000

Purchase of Series C and Series D stock for Treasury	-	-	(47,500)	(48)	(18,667)	(19)	-	-	-	-	(11,249,934)	-	-	-	-	(11,250,000)

Sale of Series D Preferred Stock and warrants	-	-	-	-	1	-	-	-	-	-	-	-	13,100,000	-	-	13,100,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	7	-	-	-	7

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(195,047,946)	(255,105)	(195,303,051)

Balances December 31, 2021	637,755	$638	2,500	$3	1,334	$1	-	$-	4,617,362,977	$4,617,363	$(11,249,934)	$-	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2020

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)
Balances January 1, 2020	47,500	$48	18,667	$19	500	$1	-	$-	$-	$76,922	$(1,310,422)	$(1,233,434)

Reverse merger transaction	-	-	-	-	-	-	1,851,930,729	1,851,931	-	(1,033,489)	-	818,442

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	1,411,815,206	1,411,815	-	9,140,571	-	10,552,386

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	134,212,357	134,212	-	(134,212)	-	-

Warrants issued in connection with issuance of debt	-	-	-	-	-	-	-	-	-	194,495	-	194,495

Shares issued pursuant to CEO contract	2,500	3	1,333	1	500	1	-	-	-	4,286,646	-	4,286,651

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(7)	-	-	(7)

Net loss	-	-	-	-	-	-	-	-	-	-	(20,968,243)	(20,968,243)

Balances December 31, 2020	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$(7)	$12,530,933	$(22,278,665)	$(6,349,710)

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(195,303,051)	$(20,968,243)
Adjustments to reconcile net loss to net cash used in operations
Non-cash interest expense	51,492,115	2,915,952
Amortization and depreciation	189,348	68,299
Debt restructure expense	16,450,000	-
Loss on fair value change of derivatives	17,349,075	176,050
Loss (gain) on extinguishment of debt	95,449,994	(195,553)
Stock compensation expense	9,322,751	4,286,647
Impairment	-	11,526,303
Changes in operating assets and liabilities:
Accounts receivable	(1,298,934)	19,374
Inventory	(706,635)	612,466
Prepaid expenses	(79,430)	6,512
Vendor deposits	(874,627)	-
Accounts payable and accrued expenses	1,818,095	207,937
Deferred revenue	(17,876)	64,353
Operating lease liabilities	(140,161)	(35,609)
Customer deposits	(18,670)	(496,304)
Net cash used in operating activities	(6,368,006)	(1,811,816)

Cash flows from investing activities:
Cash acquired in acquisition	-	470,849
Purchase of office and computer equipment	(116,836)	(46,418)
Net cash used in (provided by) investing activities	(116,836)	424,431

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	-	489,000
Proceeds from issuances of notes payable	15,000,000	1,553,000
Proceeds from sale of Series D preferred stock and warrants	13,100,000	-
Proceeds from Payroll Protection Program	-	100,400
Proceeds from Economic Disaster Loan	-	10,000
Proceeds received on deferred liability	-	750,000
Proceeds from shareholders	-	42,420
Payments to shareholders	(13,634)	(74,470)
Payments of principal of convertible note payable and notes payable	(392,833)	(101,863)
Redemption of Series E Preferred Stock	(5,000,000)	-
Redemption of Series C and Series D Preferred Stock	(11,250,000)	-
Advance from affiliate	-	400,000
Net cash provided by financing activities	11,443,533	3,168,487

Effects of exchange rate on cash	-	(7)

Net increase in cash	4,958,691	1,781,094

Cash, Beginning of year	1,808,476	27,382

Cash, End of year	$6,767,167	$1,808,476

Supplemental disclosure of cash flow information:
Cash paid for interest	$126,707	$133,300
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$1,610,000	$548,333
Issuance of common stock upon convertible note and accrued interest conversion	$743,555	$2,383,801
Operating lease right-of-use assets and liabilities	$702,888	$185,139
Issuance of common stock and preferred stock for consulting fees and compensation	$9,322,751	$4,286,647
Issuance of common stock for lease agreement	$630,000	$-
Issuance of common stock for debt restructuring	$16,450,000	$-

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation. The Company is the majority shareholder of Ozop Capital with PJN Holdings LLC (“PJN”), a New York limited liability company, being the minority shareholder. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurance company in the State of Delaware. EVCO is a wholly owned subsidiary of Ozop Capital. On January 7, 2022, EVCO filed with New Castle County, Delaware DBA OZOP Plus.

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

NOTE 2 – RESTATEMENT

During the preparation of the financial statements as of March 31, 2021, and for the three months ended March 31, 2021, the Company discovered an error was made in the financial statements as of and for the period ended December 31, 2020. The error relates to the recognition of certain warrants as derivative liabilities due to the fact the Company has insufficient authorized shares to cover the exercises. Management believes that the error as of and for December 31, 2020, does not materially impact the balance sheet as December 31, 2020. New warrants issued in the year ended December 31, 2021, have been properly accounted for as derivatives, when necessary. The following table reflects the effect of the error on the balance sheet as of December 31, 2020:

	Adjusted December 31, 2020	December 31, 2020

Total assets	$2,387,992	$2,387,992
Current liabilities	8,227,613	6,885,845
Total liabilities	8,737,702	7,395,934
Total stockholders’ deficit	(6,349,710)	(5,007,942)

The change in the current and total liabilities is as a result of the fair value of $2,061,307 of warrants based on the Black-Scholes option pricing valuation method, and an increase in notes payable of $719,539 as a result of reclassifying amounts previously recorded as discounts on notes payable, related to the warrants.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had an accumulated deficit of $217,326,611 and a working capital deficit of $28,225,908 (including derivative liabilities of $20,966,701). As of December 31, 2021, the Company was in default of $1,973,847 plus accrued interest on debt instruments due to non-payment upon maturity dates, and subsequent to December 31, 2021, an additional $13,310,000 plus accrued interest on debt instruments also were in default status due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market. On October 14, 2021, the Company received a Notice of effectiveness related to the Company’s Form S-3 Registration Statement (the “Registration Statement”). Pursuant to the Registration Statement the Company may offer and sell from time to time in one or more offerings of up to thirty million dollars ($30,000,000) in aggregate offering price. We may offer these securities in amounts, at prices and on terms determined at the time of offering. As of the date of this Report the Company has not sold any securities pursuant to this Registration Statement.

On April 4, 2022, the Company and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement.

The Company is in negotiations with its’ lenders related to the debt instruments that are currently in default, to extend the maturity dates.

During the year ended December 31, 2021, the Company raised $28,100,000 (of which $11,250,000 was used to redeem Series C and Series D shares of preferred stock from Chis) and has begun to implement the following business operations, plans and strategies:

OES is actively engaged in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. We are engaged in multiple business lines that include project development as well as equipment distribution. Our solar and energy storage projects involve large-scale battery and solar photovoltaics (PV) installations. Our utility-scale storage business model is based on an arbitrage business model in which we install multiple 1+ megawatt batteries, charge them with off-peak grid electricity under contract with the utility, then sell the power back during peak load hours at a premium, as dictated by prevailing electricity tariffs.

Equipment Distributor: OES has entered the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. The components we are distributing include PV panels, solar inverters, solar mounting systems, stationary batteries, onsite generators and other associated electrical equipment and components that are all manufactured by multiple companies, both domestic and international. These core products are sourced from management-developed relationships and are distributed through our existing network and our in-house sales team. Sales were approximately $10.6 million for the year ended December 31, 2021.

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can sell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-Grids proprietary program, patent pending, was developed for the off-grid distribution of electricity to remove or reduce the dependency on utilities that currently burdens the EV Charging sectors. It will also reduce or eliminate the lengthy permitting processes and streamline the installations of those EV chargers.

Modular Energy Distribution System: The Neo-Grids, patent pending, is comprised of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. : OES has acquired the license rights to a proprietary system, the Neo-GridsTM System (patent pending), for the capture and distribution of electrical energy for the EV market. The Neo-GridsTM System will serve both the private auto and the commercial sectors. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-GridsTM System leverages this accelerated growth by offering (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

OES has developed a business plan for the Neo Grids distribution, a solution to the stress forthcoming to the existing grid infrastructure. The Company has completed its’ Neo Grid research and development as well as the first set of engineered technical drawings. This first stage of engineered technical drawings allows us to move forward with stage two, as well as to begin to construct the first prototype or proof of concept, (“PoC”). Our PoC design is partially reliant on auto manufacturers establishing standardizations of the actual charging/discharging protocols of the batteries such as on-board inverters as well as bi-directional capabilities in electric vehicles, which have only recently been established. As the market growth rate of EV’s continues to rise, the stress on the existing grid-tied infrastructure shows the need for the continued development of our Neo-Grid solution.

OES management has decades of experience in the renewable, storage and resilient energy businesses and associated markets, which include but are not limited to project finance, project development, equipment finance, construction, utility protocol, regulatory policy and technology assessment.

Ozop Plus plans on producing vehicle service contracts (“VSC’s”) for electric vehicles (EV’s). to respond to not only in filling the gap of a manufacturer’s warranty but to bring added value to EV owners by utilizing our partnerships and strengths in the renewable energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus VSC will give “peace of mind” to the EV buyer. The Company is currently in negotiations to complete the necessary agreements to launch the product in Q2 2022. Additionally, the Company is also in discussions with entities whereby Ozop Plus can re-insure the battery portion of another entity’s VSC.

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners are able to offer the resources needed for lighting, solar and electrical design projects. OED will provide its’ customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs by working with architects, engineers, facility managers, electrical contractors and engineers.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and Ozop Energy Systems, Inc. and the Company’s other wholly owned subsidiaries PCTI, Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”) and the Company’s majority owned subsidiary Ozop Capital Partners, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2021, and 2020.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2021, and 2020, and their accounts receivable balance as of December 31, 2021:

	Sales % Year Ended December 31, 2021	Sales % Year Ended December 31, 2020	Accounts receivable balance December 31, 2021
Customer A	17%	N/A	$782,179
Customer B	N/A	62%	-
Customer C	N/A	15%	-

For the year ended December 31, 2020, the above customers were of PCTI. PCTI, historically does not have year to year many recurring clients as the Company produces capital equipment for its’ customers.

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

The components of inventories at December 31, 2021, and 2020 are as follows:

	December 31, 2021	December 31, 2020

Raw materials	$234,168	$207,178
Work in process	43,704	142,526
Finished goods	788,110	9,643
	$1,065,982	$359,347

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the year ended December 31, 2021, there were two suppliers that accounted for 42.6% and 20.4%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the balances due on shipment and delivery, while other vendors terms are due immediately prior to delivery. We also buy product from other distributors, if we are not able to purchase direct from the manufacturer. While management believes all of its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

The principal purchases by PCTI are comprised of parts and raw materials that PCTI assembles and manufactures and sells to its customers. There were no suppliers who accounted for more than ten percent (10%) of PCTI’s purchases for the years ended December 31, 2021, and 2020. Suppliers to PCTI vary from period to period dependent upon our customer’s order specifications. In any specific reporting period, we may be relying on certain vendors, however these vendors will vary dependent on the parts and materials needed. PCTI believes it is not reliant on any particular vendor for future needs.

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

The following table disaggregates our revenue by major source for the year ended December 31, 2021:

Year ended December 31, 2021
Sourced and distributed products	$10,595,799
Manufactured products	1,332,806
Total	$11,928,605

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company brings the finished goods into our California warehouse to fill orders as well as to build inventory for future sales orders. From time to time for some of our larger orders we may have our suppliers ship directly to our customers to avoid extra shipping charges. For manufactured products, there is usually a bidding process by branches of the military or other large firms that need mostly battery charging and storage systems for large industrial projects. We would then purchase the raw materials and parts needed to build out the project in our Pennsylvania warehouse. There was no disaggregation of revenues for the year ended December 31, 2020.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2021, and 2020, the Company recorded advertising and marketing expenses of $44,158 and $55,249, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2021, and 2020, the Company recorded $7,500 and -0- of research and development expenses.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, for each fair value hierarchy level:

December 31, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$20,966,701	$20,966,701

December 31, 2020	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$3,299,684	$3,299,684

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2021, and 2020, the Company’s dilutive securities are convertible into approximately 7,592,474,061 and 11,223,565,011, respectively, shares of common stock. The following table represents the classes of dilutive securities as of December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Convertible preferred stock	6,918,544,466	10,193,874,467
Unexercised common stock purchase warrants	672,024,518	659,601,638
Convertible notes payable	1,905,077	370,087,556
Common stock to be issued	-	1,350
	7,592,474,061	11,223,565,011

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

Other than the above, there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2021, that are of significance or potential significance to the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	December 31, 2021	December 31, 2020
Office equipment	$260,083	$143,247
Less: Accumulated Depreciation	(127,194)	(82,576)
Property and Equipment, Net	$132,889	$60,671

Depreciation expense was $44,618 and $11,857 for the years ended December 31, 2021, and 2020, respectively.

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

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of December 31, 2021 and 2020, the outstanding principal balance of this note was $25,000.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 12% convertible promissory note issued by the Company on June 1, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $127,500 with a carrying value of $27,625, net of unamortized discounts of $99,875. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the year December 31, 2021, the investor converted a total of $127,500 of the face value and $14,433 of accrued interest and fees into 88,708,118 shares of common stock at an average conversion price of $0.0016. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of December 31, 2021, and 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on June 30, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. As of July 10, 2020, the outstanding principal balance of this note was $129,500 with a carrying value of $8,375, net of unamortized discounts of $121,125. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the year December 31, 2021, the investor converted a total of $129,500 of the face value and $30,264 of accrued interest and fees into 110,946,972 shares of common stock at an average conversion price of $0.00144. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. As of December 31, 2021, and 2020, the outstanding principal balance of this note was $-0- and $129,500, respectively, with a carrying value of $111,763 as of December 31, 2020, net of unamortized discounts of $10,416.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a 15% convertible promissory note issued by the Company on July 8, 2020, (the “Issuance Date”) to an investor, pursuant to a Securities Purchase Agreement. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. In conjunction with this note, the Company issued a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. For the nine months ended December 31, 2021, amortization of the debt discounts of $10,416 was charged to interest expense. For the year December 31, 2021, the investor converted a total of $250,000 of the face value and $130,044 of accrued interest and fees into 243,012,455 shares of common stock at an average conversion price of $0.00156. On March 10, 2021, the investor received 12,460,800 shares of common stock upon the cashless exercise of the warrants. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000, respectively, with a carrying value of $239,583 as of December 31, 2020, net of unamortized discounts of $10,416.

On February 26, 2020, (the “Issuance Date”) PCTI issued a 12% Convertible Promissory Note (the “Note”), in the principal amount of $106,950, to an investor. This note matures 12 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at 55% of the lowest trading price for the twenty-five trading days prior to the conversion. If the trading price cannot be calculated for such security on such date, the trading price shall be the fair market value as mutually determined by the Company and the investor for which the calculation of the trading price is required in order to determine the conversion price. PCTI received proceeds of $85,000 on February 26, 2020, and the Note included an original issue discount of $13,950 and lender costs of $8,000. This note proceeds were used by the Company for general working capital purposes. The Note also required a daily payment via ACH of $400. On June 25, 2020, the Note was amended to add $111,225 of additional principal to the outstanding balance. Pursuant to the PCTI transaction with Ozop, on July 10, 2020, the conversion price is equal to 45% multiplied by the lowest closing bid price during the twenty-five-trading day period ending on the last completed trading date in the OTC Markets prior to the date of conversion. Accordingly, the Company determined the conversion feature of the Notes represented an embedded derivative since the note is convertible into a variable number of shares upon conversion, as the note was not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The embedded feature included in the note resulted in an initial debt discount of $85,000, interest expense of $135,786 and initial derivative liability of $220,786. For the year ended December 31, 2021, amortization of the debt discounts of $17,737 was charged to interest expense. For the year December 31, 2021, the investor converted a total of $50,550 of the face value and $11,265 of accrued interest and fees into 20,218,562 shares of common stock at an average conversion price of $0.00306. The Investor also amended the note to deduct the previously added principal amount of $111,225. As of December 31, 2021, and 2020, the outstanding principal balance of this note was $-0- and $161,775, respectively. The Company accounted for the amendment as an extinguishment of debt.

On July 15, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $102,000 on July 22, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 6,375,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt of $82,068 and to the warrant $19,932 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $207,699, a debt discount of $82,068 with the excess of $125,541 charged to interest expense of $125,541. On March 10, 2021, the investor received 6,355,008 shares of common stock upon the cashless exercise of the warrants. For the year ended December 31, 2021, amortization of the debt discounts of $10,792 was charged to interest expense. On May 6, 2021, the Company and the investor entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the investor agreed to cancel the July 15, 2020, note. The Company accounted for the cancelled note as a gain on debt extinguishment. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $127,500, respectively, with a carrying value of $116,708, net of unamortized discounts of $10,792 as of December 31, 2020.

On July 29, 2020, (the “Issuance Date”) the Company issued a 15% convertible promissory note, in the principal amount of $127,500, to an investor. This note matures 6 months after the Issuance Date. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.011 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.025 or 50% of the lowest trading price for the thirty-five trading days prior to the conversion. The Company received proceeds of $100,000 on August 3, 2020, and this note included an original issue discount of $25,500. This note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 12,750,000 shares of common stock at an exercise price of $0.01, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The Company allocated the proceeds to the debt $61,733 and warrant $40,267 based on the relative fair value. The embedded conversion feature included in this note resulted in an initial derivative liability of $198,239, a debt discount of $61,733 with the excess of $136,506 charged to interest expense. On March 10, 2021, the investor received 12,710,016 shares of common stock upon the cashless exercise of the warrants. For the year ended December 31, 2021, amortization of the debt discounts of $21,583 was charged to interest expense. On May 6, 2021, the investor, pursuant to the Settlement Agreement, agreed to cancel the July 29, 2020, note. The Company accounted for the cancelled note as a gain on debt extinguishment. As of December 31, 2021, and 2020, the outstanding principal balance of this note was $-0- and $127,500 with a carrying value of $105,917, net of unamortized discounts of $21,583 as of December 31, 2020.

On November 16, 2020, (the “Issuance Date”) the Company issued a promissory note, in the principal amount of $250,000, to an investor. The note carries a guaranteed interest payment of 15%, which is added to the principal on the Issuance Date. Principal payments shall be made in six instalments of $57,500 commencing May 21, 2021, and continuing each 30 days thereafter for 4 months. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.01 for the first three months after the Issuance Date. After the first three months after the Issuance Date, the conversion price shall be equal to the lower of (i) $.01 or the volume weighted average price of the common stock during the five (5) Trading Day period ending on the day prior to conversion. The Company received proceeds of $200,000 on November 19, 2020, and this note included an original issue discount of $50,000. This note proceeds will be used by the Company for general working capital purposes. The embedded conversion feature included in this note resulted in an initial derivative liability of $14,750 and a debt discount of $50,000. In conjunction with this note, the Company issued a warrant to purchase 35,000,000 shares of common stock at an exercise price of $0.25, subject to adjustments and expiring on the five-year anniversary of the Issuance Date. The warrants issued resulted in a debt discount of $3,050, with the offset to additional paid in capital. For the year ended December 31, 2021, amortization of the debt discounts of $59,264 was charged to interest expense. On May 6, 2021, the investor, pursuant to the Settlement Agreement, agreed to cancel the November 16, 2020, note and the warrant to purchase 35,000,000 shares. The Company accounted for the cancelled note and warrant as a gain on debt extinguishment. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $250,000 with a carrying value of $190,736, as of December 31, 2020, net of unamortized discounts of $59,264.

A summary of the convertible note balance as of December 31, 2021, and 2020, is as follows:

	December 31, 2021	December 31, 2020

Principal balance	$25,000	$1,198,775
Unamortized discount	-	(119,790)
Ending balance, net	$25,000	$1,078,985

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

The Company valued the derivative liabilities at December 31, 2021, and 2020, at $20,966,701 and $3,299,684, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2021, and 2020, risk free interest rates at 0.19% and 0.09%, respectively, and volatility of 92% and 48% to 61%, respectively. During the year ended December 31, 2021, the Company issued 375,000,000 warrants in conjunction with notes payable (see Note 8). Due to insufficient authorized shares (see above), the Company recorded a discount to notes payable of $14,982,815 and interest expense of $38,907,939, with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing method of $53,890,754. The following assumptions were utilized in the Black-Scholes valuation, risk free interest rate of .48% to .99%, volatility of 344% to 366%, and exercise prices of $0.039 to $0.15. The Company revaluated the warrants outstanding at December 31, 2020, and based on the insufficient authorized shares, the Company determined that the warrants should have been classified as a liability, The accompanying financial statements have been adjusted to reflect the change from an equity classification to a liability classification (see Note 2).

A summary of the activity related to derivative liabilities for the years ended December 31, 2021, and 2020, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities
Balance- July 10, 2020, assumed pursuant to PCTI transaction	$-	$8,743,231	$8,743,231
Issued during period	2,061,307	641,285	2,702,592
Converted or paid	-	(8,322,188)	(8,322,188)
Change in fair value recognized in operations	-	176,049	176,049
Balance December 31, 2020	$2,061,307	$1,238,377	$3,299,684
Fair value of issuances during period	53,890,754	-	53,890,754
Notes converted or paid	-	(2,246,114)	(2,246,114)
Exercise of warrants	(48,110,301)	-	(48,110,301)
Warrants cancelled	(3,216,397)	-	(3,216,397)
Change in fair value	16,313,392	1,035,683	17,349,075
Balance December 31, 2021	$20,938,755	$27,946	$20,966,701

NOTE 8 – NOTES PAYABLE

The Company has the following note payables outstanding:

	December 31, 2021	December 31, 2020
Note payable bank, interest at 7.75%, matured December 5, 2021, currently in default	$134,681	$151,469
Note payable bank, interest at 6.5%, matures December 26, 2021, in default	344,166	345,211
Economic Injury Disaster Loan	10,000	10,000
Paycheck Protection Program loan	100,400	100,400
Notes payable, interest at 8%, matured January 5, 2020, in default	45,000	45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $203,000 face value, interest at 12%, matured June 25, 2021, net of discount of $13,185 at December 31, 2020	-	189,815
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, net of discount of $540,562 (2020), in default	375,000	209,438
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, net of discount of $971,250 (2020), in default	1,000,000	28,750
Note payable $2,200,000 face value, interest at 12%, matures February 9, 2022, net of discount of $243,833	1,956,167	-
Note payable $11,110,000 face value, interest at 12%, matures March 17, 2022, net of discount of $2,314,583	8,795,417	-
Note payable $3,300,000 face value, interest at 12%, matures December 7, 2022, net of discount of $3,099,524	200,476
Sub- total notes payable	13,400,730	1,519,506
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$13,011,307	$1,130,083

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the year ended December 31, 2021, amortization of the costs of $16,750 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $2,982,815 has been recorded as an initial debt and an initial derivative liability of $2,982,815. For the year ended December 31, 2021, amortization of the warrant discount of $166,540 was charged to interest expense. As of December 31, 2021, the outstanding principal balance of this note was $3,300,000 with a carrying value of $200,476, net of unamortized discounts of $3,099,524.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the year ended December 31, 2021, amortization of the costs of $878,750 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the year ended December 31, 2021, amortization of the warrant discount of $7,916,667 was charged to interest expense. As of December 31, 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $8,795,417, net of unamortized discounts of $2,314,583. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the year ended December 31, 2021, amortization of the costs of $177,833 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the year ended December 31, 2021, amortization of the warrant discount of $1,778,333 was charged to interest expense. As of December 31, 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value of $1,956,167, net of unamortized discounts of $243,833. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. For the year ended December 31, 2021, amortization of the costs of $96,250 was charged to interest expense. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $1,000,000. For the year ended December 31, 2021, amortization of the warrant discount of $875,000 was charged to interest expense. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $1,000,000 with a carrying value of $1,000,000 and $28,750, respectively, net of unamortized discounts of $971,250. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2021, the accrued interest is $135,452. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On March 15, 2021, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 5, 2021, and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. As of December 31, 2021, and December 31, 2020, $134,681 and $151,469, respectively, was outstanding on the note payable. This note is in default.

On March 15, 2021, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal is due on December 26, 2021, interest rate changed to the prime rate plus 3.25% (6.5% at March 15, 2021). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. As of December 31, 2021, and December 31, 2020, $344,166 and $345,211, respectively, was outstanding on the promissory note. This note is in default.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the year ended December 31, 2021, amortization of the costs of $56,188 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. For the year ended December 31, 2021, amortization of the debt discount of $484,376 was charged to interest expense. During the year ended December 31, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of December 31, 2021, and 2020, the outstanding principal balance of this note was $375,000 and $750,000, respectively, with a carrying value of $375,000 and $209,438, net of unamortized discounts of $540,562 as of December 31, 2020. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2021, the accrued interest is $90,247. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On April 20, 2020, PCTI was granted a loan from Huntington Bank in the amount of $100,400, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum, payable monthly beginning on November 20, 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. On March 26, 2021, the Company received notice from Huntington Bank the they have determined that PCTI’s loan forgiveness application has been approved and has been submitted to the SBA. On December 2, 2021, PCTI received a notice from Huntington Bank that the SBA has denied PCTI’s application for loan forgiveness, due to inaccurate statements in the loan application as submitted by the former CEO of PCTI. The balance on this PPP loan was $100,400 as of December 31, 2021, and 2020 and has been classified in notes payable.

On July 14, 2020, PCTI received $10,000 grant under the Economic Injury Disaster Loan (“EIDL”) program. Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The first payment due is deferred one year. The loan as of December 31, 2021, and 2020 and has been classified in notes payable.

The following note was assumed on July 10, 2020, pursuant to the PCTI transaction:

On June 25, 2020, the Company entered into a 12%, $203,000 face value promissory note with a third-party lender with a maturity date of June 25, 2021. Principal payments shall be made in six instalments of $33,333 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the issuance date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $176,000 on June 26, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $27,000. For the year ended December 31, 2021, amortization of the costs of $13,185 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02, subject to adjustments and expires on the five-year anniversary of the Issue Date. During the year ended December 31, 2021, the investor converted a total of $203,000 of the face value and $15,899 of accrued interest and fees into 20,268,511 shares of common stock at an average conversion price of $0.0108. On January 8, 2021, and January 15, 2021, the investor received 100,668,692 and 9,121,265 shares of common stock, respectively, upon the cashless exercise of the warrants. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of this note was $-0- and $203,000, respectively.

NOTE 9 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. The Company has recorded the $750,000 as deferred liability on the December 31, 2021, and 2020, consolidated balance sheet. No payments have been made and the Company is in default of the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%. The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, the Company has recorded an expense and a liability of $215,151 on the consolidated financial statements.

NOTE 10 – DEFERRED REVENUE

During the year ended December 31, 2020, the Company received $64,353 form a customer for a payment of a three- year extended warranty. The extended warranty period is from, March 2021 through February 2024, and accordingly the Company will recognize the revenue over such period. For the year ended December 31, 2021, the Company recognized $17,876, of revenue. Of the remaining deferred revenue of $46,477, $21,451 is recognized as the current portion of deferred revenue and $25,026 is classified as a long- term liability on the consolidated financial statements. As of December 31, 2020, $17,876 is classified as the current portion and $46,477 is classified as a long- term liability on the consolidated financial statements.

NOTE 11 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway is to receive an initial annual salary of $120,000, for his position of CEO of the Company, payable monthly. Mr. Conway was issued 2,500 shares of Series C Preferred Stock. The Company valued the shares at $5,000. On August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of Series E Preferred Stock. The aggregate shares of Series D Preferred Stock in its entirety, is convertible into one and one-half times the number of shares of common stock outstanding at the time of conversion. On August 28, 2020, Mr. Conway owned 6.67% of the issued and outstanding Series D Preferred Stock, and based on the 3,107,037,634 shares outstanding on August 28, 2020, Mr. Conway’s Preferred Stock was convertible into 621,253,401 shares of common stock. Based on the share price of the common stock on that date of $0.0065, the shares were valued at $4,286,648 and recognized as compensation during the year ended December 31, 2020. Effective January 1, 2021, Mr. Conway’s compensation is $20,000 per month, and effective September 1, 2021, Mr. Conway is receiving $10,000 per month from Ozop Capital.

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 12), 1,800 of the shares were issued to Mr. Conway. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $1,800,000 as stock compensation expense for the Series E shares issued to Mr. Conway. On April 16, 2021, the Board of Directors (the “BOD”) of the Company authorized the issuance 2,000 shares of Series E Preferred stock, of which 1,050 were issued to Mr. Conway. The Company recorded $1,050,000 of expense related to the shares issued to Mr. Conway. During the year ended December 31, 2021, the Company redeemed the 2,850 shares issued to Mr. Conway.

Management Fees and related party payables

For the years ended December 31, 2021, and 2020, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2021	2020
CEO, parent (includes $5,000 stock-based compensation year ended December 31, 2020)	$812,099	$377,804
CEO, parent- Series E Preferred Stock	2,850,000	-
CEO, parent- Series D Preferred Stock	-	4,286,648
President, subsidiary (resigned July 2021)	141,666	83,500
Total	$3,803,765	$4,747,952

As of December 31, 2020, included in related party payable is $9,120 for the amount owed the former President of PCTI (resigned in July 2021).

Redemption of Series C and Series D Preferred Stock

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Chis to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000. In conjunction with the Agreement, Chis resigned from any and all positions held in the Company’s wholly owned subsidiary, PCTI. Further, Chis agreed that upon her resignation and for a period of five years thereafter (the “Restriction Period”), she shall not, directly or indirectly, solicit the employment of, assist in the soliciting of the employment of, or hire any employee or officer of the Company, including those of any of its present or future subsidiaries, or induce any person who is an employee, officer, agent, consultant or contractor of the Company to terminate such relationship with the Company. Additionally, Chis agreed that during the Restriction Period, she shall not compete with the Company or PCTI anywhere worldwide or be employed by any competitor of the Company.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares $0.0063, (the market value of the common stock on the date of the agreement) and has recorded $630,000 as a prepaid expense. The Company has not yet taken occupancy of the space,

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. In connection with the services listed above, Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. One-half of the cash and stock were due upon the signing of the RMA Agreement. Accordingly, RMA received $25,000 and 452,080 shares of restricted common stock of the Company in September 2021. The balance of the cash and stock became due on October 29, 2021, upon the issuance of the captive insurance company’s certificate of authority from the state of Delaware. The Company paid the $5,000 balance and recorded 637,755 shares of common stock to be issued. For the year ended December 31, 2021, the Company recorded $50,000 as stock compensation expense.

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the new one- year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the year ended December 31, 2021, the Company recorded $436,000,of consulting expenses.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month. For the year ended December 31, 2021, the Company recorded $102,000 of consulting expenses. The Company terminated the agreement in October 2021.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the initial shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the year ended December 31, 2021. On July 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first ninety days of employment. The shares were valued at $0.0745 per share (the market price of the common stock on the date of the issuance), and $372,500 is included in stock-based compensation expense for the year ended December 31, 2021. On October 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first one hundred eighty days of employment. The shares were valued at $0.0445 per share (the market price of the common stock on the date of the issuance), and $227,500 is included in stock-based compensation expense for the year ended December 31, 2021. One of the individuals resigned on January 24, 2022.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the year ended December 31, 2021. For the year ended December 31, 2021, the Company has recorded $90,000 of consulting expenses.

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel was to join the Ozop Advisory Board. During the year ended December 31, 2021, the Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500. The Company valued the shares at $0.2386 per share (the market price of the common stock on the date of the agreement), and $2,386,000 is included in stock-based compensation expense for the year ended December 31, 2021. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective May 1, 2021, the Company was no longer using the services of Mr. Ruppel. For the year ended December 31, 2021, the Company recorded $12,500 of consulting expenses.

On February 19, 2021, the Company entered into a Joint Business Alliance agreement with Grid and Energy Master Planning, LLC (“GEMM”). GEMM will provide advisory, financing and implementation solutions for behind-the-meter customers in the areas of energy efficiency, solar, EV charging, and battery storage for OES. The GEMM services allows OES to provide one-stop-shopping in these emerging and maturing sectors. As of December 31, 2021, there has not been any transactions related to this agreement and the Company is continuing to evaluate the accounting treatment of any future transactions.

On January 22, 2021, the Company issued 10,000,000 shares of restricted common stock for legal services performed in 2020 and approved by the BOD of the Company on December 1, 2020. The Company valued the shares at $0.0056 per share (the market price of the common stock on the date of the agreement), and $56,000 is included in stock-based compensation expense for the year ended December 31, 2021.

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. The Company terminated Mr. Sosis’s employment in October 2021, and accordingly, for the year ended December 31, 2021, $1,000,000 is included in stock-based compensation expense. For the year ended December 31, 2021, the Company recorded $75,500 of consulting expenses, and effective June 1, 2021, Mr. Sosis became an employee of the Company through his termination with a $15,000 per month salary.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the year ended December 31, 2021, the Company recorded $74,751 as stock-based compensation expense. Effective April 1, 2021, the agreement was amended to $10,000 per month. On March 9, 2021, Mr. Green filed a provisional patent with the USPTO. The provisional patent covers proprietary methods and procedures that, will allow the expansion of OES into the EV charging and support industry. The provisional patent relates to the more efficient production, distribution, and delivery of energy, particularly renewable energy, to the EV end consumer and enables OES to build the support systems for such. For the year ended December 31, 2021, the Company recorded $94,500 of consulting expenses.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of December 31, 2021 and 2020, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 9). The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, the Company has recorded $215,171 and is included in accounts payable and accrued expenses on the consolidated balance sheet presented herein.

Legal matters

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 13– STOCKHOLDERS’ EQUITY

Common stock

During the period from January 1, 2021, to December 31, 2021, holders of an aggregate of $760,550 in principal and $201,905 of accrued interest and fees of convertible and promissory notes, converted their debt into 483,154,618 shares of our common stock at an average conversion price of $0.002 per share.

During the year ended December 31, 2021, the Company also issued the following shares of restricted common stock:

●	100,000,000 shares of restricted common stock pursuant to a lease agreement (see Note 10).
●	175,000000 shares of restricted common stock pursuant to restructuring agreement related to a deferred liability (see Note 9).
●	55,452,080 shares of restricted common stock in the aggregate for services and consulting agreements.

During the year ended December 31, 2021, the Company also issued 405,797,987 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of December 31, 2021, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,617,362,997 shares of common stock issued and outstanding.

Preferred stock

As of December 31, 2021, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see Note 11). As of December 31, 2021, and 2020, there were 2,500 and 50,000 shares, respectively, of Series C Preferred Stock issued and outstanding, of which 2,500 shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2021, and 2020, there were 1,334 and 20,000 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2021.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for year ended December 31, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. On April 16, 2021, the BOD authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were granted to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the year ended December 31, 2021. As of December 31, 2021, and 2020, there were -0- and 1,000 shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 14 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. Upon formation, the Company owned 51% with PJN owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the year ended December 31, 2021, there was no change in the ownership percentages. For the year ended December 31, 2021, Ozop Capital incurred a loss of $520,623, of which $255,105 is the loss attributed to the noncontrolling interest.

NOTE 15 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

Right-of- use assets are summarized below:

December 31, 2021
Office and warehouse lease	$888,026
Less accumulated amortization	(180,340)
Right-of-us assets, net	$707,686

Operating lease liabilities are summarized as follows:

December 31, 2021
Lease liability	$712,256
Less current portion	(194,366)
Long term portion	$517,890

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2022	$240,991
For the year ending December 31, 2023	167,858
For the year ended December 31, 2024	171,840
For the year ended December 31, 2025	175,942
For the year ended December 31, 2026	74,030
Total	$830,661
Less: present value discount	(118,405)
Lease liability	$712,256

NOTE 16 – SUBSEQUENT EVENTS

Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital began compensating Mr. Conway $20,000 per month in January 2022 and OES began compensating Mr. Conway $20,000 in March 2022.

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners are able to offer the resources needed for lighting, solar and electrical design projects. OED will provide customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs. We work with architects, engineers, facility managers, electrical contractors and engineers.

On April 4th, 2022, the Company and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

