Form 10-K/A
period 2021-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2022-04-26
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of April 14, 2022, 4,622,362,997 shares of common stock of the registrant were outstanding.

Audit Firm Id	Auditor Name	Auditor Location
237	Prager Metis CPA’s LLC	Hackensack, New Jersey

EXPLANATORY NOTE

Ozop Energy Solutions, Inc. (the “Company,” “Ozop,” “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original Report”) to have the penultimate paragraph under “Corporate Matters” beginning on Page 5 and the disclosure in Note-13 to the financial statements, so each of those disclosures will be consistent with the disclosure regarding the conversion feature of Series D Preferred Stock as disclosed on Page 24 under ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT of Form 10-K. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2021, and 2020, there were 1,334 and 20,000 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2021. Mr. Conway owns 1,333 shares of Series D Preferred Stock as of December 31, 2021.

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	April 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	April 26, 2022

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

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

Modular Energy Distribution System: The Neo-Grids, patent pending, is comprised of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets.: OES has acquired the license rights to a proprietary system, the Neo-GridsTM System (patent pending), for the capture and distribution of electrical energy for the EV market. The Neo-GridsTM System will serve both the private auto and the commercial sectors. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-GridsTM System leverages this accelerated growth by offering (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2021, and 2020, there were 1,334 and 20,000 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2021.

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

