Form 10-Q
period 2022-06-30
OZOP ENERGY SOLUTIONS, INC.
filed 2022-08-15
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2022

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

As of August 12, 2022, there were 4,671,592,071 shares outstanding of the registrant’s common stock, $0.001 par value per share.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,949,528	$6,767,167
Prepaid expenses	190,142	151,998
Accounts receivable	779,682	1,299,334
Inventory	1,799,095	1,065,982
Vendor deposits	3,212,660	874,627
Total Current Assets	7,931,107	10,159,108

Operating lease right-of-use asset, net	606,078	707,686
Property and equipment, net	147,714	132,889
Other Assets	548,908	568,249
TOTAL ASSETS	$9,233,807	$11,567,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$4,601,813	$3,246,342
Convertible notes payable, net of discounts	25,000	25,000
Current portion of notes payable, net of discounts	17,211,132	13,011,307
Customer deposits	568,313	169,849
Deferred liability	662,185	750,000
Derivative liabilities	7,589,928	20,966,701
Operating lease liability, current portion	161,048	194,366
Current portion of deferred revenues	21,451	21,451
Total Current Liabilities	30,840,870	38,385,016

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	453,199	517,890
Deferred revenue, net of current portion	14,301	25,026
TOTAL LIABILITIES	31,697,793	39,317,355

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001) Series C Preferred Stock (50,000 shares authorized and 2,500 and shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (4,990,000,000 shares authorized par value $0.001; 4,622,362,977 (2022) and 4,617,362,977 (2021) shares issued and outstanding)	4,622,363	4,617,363
Common stock to be issued; 637,755 shares as of June 30, 2022, and December 31, 2021	638	638
Additional paid in capital	196,594,222	196,464,222
Treasury Stock	(11,249,934)	(11,249,934)
Accumulated Deficit	(211,816,067)	(217,326,611)
Total Ozop Energy Systems, Inc. stockholders’ equity (deficit)	(21,848,774)	(27,494,318)
Noncontrolling interest	(615,212)	(255,105)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,463,986)	(27,749,423)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,233,807	$11,567,932

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,878,636	$1,274,033	$7,960,874	$2,069,587
Cost of goods sold	4,416,460	1,214,468	7,292,292	1,441,377
Gross profit	462,177	59,565	668,583	628,210

Operating expenses:
General and administrative, related parties	240,000	1,461,074	630,000	3,576,082
General and administrative, other	1,274,287	2,898,231	2,862,144	6,572,693
Total operating expenses	1,514,287	4,359,305	3,492,144	10,148,775

Loss from operations	(1,052,111)	(4,299,740)	(2,823,562)	(9,520,565)

Other (income) expenses:
Interest expense	1,427,554	4,310,335	5,402,775	44,965,085
(Gain) loss on change in fair value of derivatives	(9,011,570)	(8,866,819)	(13,376,773)	43,331,083
Loss on extinguishment of debt	-	468,696	-	95,437,587
Debt restructure expense	-	-	-	16,450,000
Total Other (Income) Expenses	(7,584,016)	(4,087,788)	(7,973,998)	200,183,755

Net income (loss) before income taxes	6,531,906	(211,952)	5,150,437	(209,704,320)
Income tax provision	-	-	-	-
Net income (loss)	$6,531,906	$(211,952)	5,150,437	(209,704,320)
Less: net loss attributable to noncontrolling interest	(172,399)		(360,107)	-
Net income (loss) attributable to Ozop Energy Solutions, Inc.	$6,704,305	$(211,952)	$5,510,544	$(209,704,320)

Income (loss) per share basic and fully diluted	$0.00	$(0.00)	$0.00	(0.05)

Weighted average shares outstanding
Basic and diluted	4,622,362,977	4,554,068,582	4,621,092,259	4,269,239,477

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2022	637,755	$638	2,500	$3	1,334	$1	4,617,362,977	$4,617,363	$(11,249,934)	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

Common stock issued for services	-	-	-	-	-	-	5,000,000	5,000		130,000	-	-	135,000

Net loss	-	-	-	-	-	-	-	-	-	-	(1,193,761)	(187,708)	(1,381,469)
Balances March 31, 2022	637,755	638	2,500	3	1,334	1	4,622,362,977	4,622,363	(11,249,934)	196,594,222	(218,520,372)	(442,813)	(28,995,892)

Net income	-	-	-	-	-	-	-	-	-	-	6,704,305	(172,399)	6,531,906
Balances June 30, 2022	637,755	$638	2,500	$3	1,334	$1	4,622,362,977	$4,622,363	$(11,249,934)	$196,594,222	$(211,816,067)	$(615,212)	$(22,463,986)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

														Total
	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Accumulated Comprehensive	Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	(Deficit)
Balances January 1, 2021	-	-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$(7)	$12,530,933	$(22,278,665)	$(6,349,710)

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	428,747,654	428,748	-	97,110,282	-	97,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	330,797,987	330,798	-	38,714,266	-	39,045,064

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(3,000)	(3)	-	-	-	(2,999,997)	-	(3,000,000)

Shares issued and to be issued for fees and services	5,000,000	5,000	-	-	-	-	-	-	20,000,000	20,000	-	2,877,000	-	2,902,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000	-	530,000	-	630,000

Shares issue for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000	-	16,275,000	-	16,450,000

Net loss	-	-	-	-	-	-	-	-	-	-	7	-	(209,492,368)	(209,492,361)
Balances March 31, 2021	5,000,000	$5,000	50,000	$50	20,000	$20	-	$-	4,452,503,933	$4,452,504	$-	$167,037,482	$(231,771,033)	$(60,275,977)

Shares issued and to be issued for fees and services	(5,000,000)	(5,000)	-	-	-	-	-	-	25,000,000	25,000	-	1,752,000	-	1,772,000

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	75,000,000	75,000	-	8,990,237	-	9,065,237

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	54,406,964	54,407	-	4,945,593	-	5,000,000

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(2,000)	(2)	-	-	-	(1,999,998)	-	(2,000,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(211,952)	(211,952)
Balances June 30, 2021	-	$-	50,000	$50	20,000	$20	-	$-	$4,606,910,897	$4,606,911	$-	$182,725,312	$(231,982,985)	$(44,650,692)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) from continuing operations	$5,150,437	$(209,704,320)
Adjustments to reconcile net income (loss) to net cash used in operations
Non-cash interest expense	4,199,825	44,170,200
Amortization and depreciation	126,784	65,388
Debt restructure expense	-	16,450,000
Loss on fair value change of derivatives	(13,376,773)	43,331,083
Loss (gain) on extinguishment of debt	-	95,437,587
Stock compensation expense	136,249	7,965,945
Changes in operating assets and liabilities:
Accounts receivable	519,652	(701,545)
Inventory	(733,113)	(1,247,913)
Prepaid expenses	(20,053)	(1,290,348)
Vendor deposits	(2,338,033)	(64,789)
Accounts payable and accrued expenses	1,267,656	682,845
Deferred revenue	(10,725)	(7,150)
Operating lease liabilities	(98,009)	(46,054)
Customer deposits	398,464	117,641
Net cash used in operating activities	(4,777,639)	(4,841,428)

Cash flows from investing activities:
Purchase of office and computer equipment	(40,000)	(94,679)
Net cash used in investing activities	(40,000)	(94,679)

Cash flows from financing activities:
Proceeds from issuances of notes payable	-	12,000,000
Payments to shareholders	-	(26,367)
Payments of principal of convertible note payable and notes payable	-	(383,722)
Redemption of Series E Preferred Stock	-	(5,000,000)
Net cash provided by financing activities	-	6,589,911

Net (decrease) increase in cash	(4,817,639)	1,653,804

Cash, Beginning of period	6,767,167	1,808,476

Cash, End of period	$1,949,528	$3,462,280

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,302	$545,138
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$-	$1,310,000
Issuance of common stock upon convertible note and accrued interest conversion	$-	$743,555
Operating lease right-of-use assets and liabilities	$-	$702,888
Issuance of common stock and preferred stock for consulting fees and compensation	$136,249	$7,965,945
Issuance of common stock for lease agreement	$-	$630,000
Issuance of common stock for debt restructuring	$-	$16,450,000

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

PCTI designs, develops, manufactures and distributes standard and custom power electronic solutions.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had an accumulated deficit of $211,816,067 and a working capital deficit of $22,909,763 (including derivative liabilities of $7,589,928). As of June 30, 2022, the Company was in default of $15,369,247 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 4, 2022, the Company and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement. As of the date of this Report the Company has sold the following securities pursuant to this Registration Statement:

On July 15, 2022, the Company sold 15,353,952 shares to GHS at $0.010285 and received net proceeds of $152,732, after deducting transaction and broker fees of $5,183.

On August 1, 2022, the Company sold 7,675,221 shares to GHS at $0.010965 and received net proceeds of $81,451, after deducting transaction and broker fees of $2,708.

On August 4, 2022, the Company sold 8,136,272 shares to GHS at $0.010965 and received net proceeds of $86,405, after deducting transaction and broker fees of $2,809.

On August 10, 2022, the Company sold 18,063,649 shares to GHS at $0.01088 and received net proceeds of $191,577, after deducting transaction and broker fees of $4,956.

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

Ozop Plus plans on marketing vehicle service contracts (“VSC’s”) for electric vehicles (EV’s) that will offer to consumers to be able to purchase additional months and or miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus marketed VSC’s will give “peace of mind” to the EV buyer.

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all of the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. During August 2022, Royal will begin the filing process in all 50 states, 30 plus of which are effective upon filing, and the others have various waiting times or approvals needed.

During the quarter ended June 30, 2022, OED began operations and generated $16,500 of revenues and currently has six employees in sales, marketing installation and services. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K/A filed on April 26, 2022.

The unaudited condensed consolidated financial statements include the accounts of the Company and Ozop Energy Systems, Inc. and the Company’s other wholly owned subsidiaries OED, PCTI, Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”) and the Company’s majority owned subsidiary Ozop Capital Partners, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at June 30, 2022, and December 31, 2021.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2022, and 2021, and their accounts receivable balance as of June 30, 2022:

	Sales % Three Months Ended June 30, 2022	Sales % Six Months Ended June 30, 2022	Sales % Three Months Ended June 30, 2021	Sales % Six Months Ended June 30, 2021	Accounts receivable balance June 30, 2022
Customer A	43.5%	26.7%	N/A	N/A	$43,920
Customer B	10.0%	11.4%	18.3%	11.3%	524,759
Customer C	N/A	10.3%	13.5%	N/A	-
Customer D	N/A	N/A	13.5%	N/A	-
Customer E	N/A	N/A	14.9%	N/A	3,835
Customer F	N/A	N/A	10.5%	N/A	-
Customer G	N/A	N/A	18.3%	11.3%	-
Customer H	N/A	N/A	13.5%	N/A	-
Customer I	N/A	N/A	14.9%	65.6%	-
Customer J	N/A	N/A	10.5%	13.4%	-

Customers A-F are customers of Ozop Energy Systems Inc. and Customers G- J are customers of PCTI. PCTI, historically does not have year to year many recurring clients as the Company produces customized capital equipment for its’ customers.

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

The components of inventories at June 30, 2022, and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021

Raw materials	$236,134	$234,168
Work in process	-	43,704
Finished goods	1,562,961	788,110
	$1,799,095	$1,065,982

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the three months ended June 30, 2022, there were three suppliers that accounted for 41.3%, 23.3% and 19.7%, respectively, and for the six months ended June 30, 2022, there were four suppliers that accounted for 38.0%, 15.9%, 15.6% and 11.2%, respectively. For the three and six months ended June 30, 2021, there were three suppliers that accounted for 29.6%, 21.8% and 12.7%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the 30% balances due on shipment and 50% due prior to delivery, while other vendors terms are due in full immediately prior to delivery. We also buy product from other distributors, if we are not able to purchase direct from the manufacturer. While management believes all of its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business

The principal purchases by PCTI are comprised of parts and raw materials that PCTI assembles and manufactures and sells to its customers. There were no suppliers who accounted for more than ten percent (10%) of PCTI’s purchases for the three and six months ended June 30, 2022, and 2021.

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

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sourced and distributed products	$4,749,377	$1,254,982	$7,668,699	$1,254,982
Manufactured products	112,759	19,051	275,675	814,605
OED Installations	16,500	-	16,500	-
Total	$4,878,636	$1,274,033	$7,960,874	$2,069,587

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and six months ended June 30, 2022, the Company recorded advertising and marketing expenses of $2,710 and $5,973, respectively, and for the three and six months ended June 30, 2021, the Company recorded advertising and marketing expenses of $5,944 and $28,544, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and six months ended June 30, 2022, and 2021, the Company did not record any research and development expenses.

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

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Our CEO and Chairman holds sufficient shares of the Company’s voting preferred stock that give sufficient voting rights under the articles of incorporation and bylaws of the Company such that the CEO and Chairman can at any time unilaterally vote to increase the number of authorized shares of common stock of the Company, without the need to call a general meeting of common shareholders of the Company.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial Instruments Classified as Liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other income (expenses).

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

From time to time, certain of the Company’s embedded conversion features on debt and outstanding warrants have been treated as derivative liabilities for accounting purposes under ASC 815 due to the conversion features within the instrument and that the company has insufficient authorized shares to fully settle conversion features of the instruments if exercised. In this case, the Company utilized the latest inception date sequencing method to reclassify outstanding instruments as derivative instruments. These contracts were recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, for each fair value hierarchy level:

June 30, 2022	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$7,589,928	$7,589,928

December 31, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$20,966,701	$20,966,701

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2022, and 2021, the Company’s dilutive securities are convertible into approximately 7,689,380,800 and 14,418,538,825, respectively, shares of common stock. The following table represents the classes of dilutive securities as of June 30, 2022, and 2021:

	June 30, 2022	June 30, 2021
Convertible preferred stock (1)	6,933,544,466	13,820,732,691
Unexercised common stock purchase warrants (1)	672,024,518	597,024,518
Convertible notes payable	2,520,720	781,816
Promissory note payable (1)	81,291,096	-
	7,689,380,800	14,418,538,825

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	June 30, 2022	December 31, 2021
Office equipment	$300,083	$260,083
Less: Accumulated Depreciation	(152,369)	(127,194)
Property and Equipment, Net	$147,714	$132,889

Depreciation expense was $25,175 and $18,681 for the six months ended June 30, 2022, and 2021, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of June 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities at June 30, 2022, and December 31, 2021, at $7,589,928 and $20,966,701, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2022, and December 31, 2021, risk free interest rates at 2.51% and 0.19%, respectively, and volatility of 69% and 92%, respectively. The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants at June 30, 2022, and December 31, 2021, risk free interest rate of 2.08% to 2.93%, and .48% to .99%, respectively, volatility of 183% to 331%, and 344% to 366%, respectively, and exercise prices of $0.006 to $0.15.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2022, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities
Balance December 31, 2021	$20,938,755	$27,946	$20,966,701
Change in fair value	(13,376,695)	(78)	(13,376,773)
Balance June 30, 2022	$7,562,060	$27,868	$7,589,928

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	June 30, 2022	December 31, 2021

Note payable bank, interest at 7.75%, matured December 5, 2021, currently in default	$134,681	$134,681
Note payable bank, interest at 6.5%, matured December 26, 2021, in default	344,166	344,166
Economic Injury Disaster Loan	10,000	10,000
Paycheck Protection Program loan	100,400	100,400
Notes payable, interest at 8%, matured January 5, 2020, in default	45,000	45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 12%, matured February 9, 2022, net of discount of $243,833 (2021), in default	2,200,000	1,956,167
Note payable $11,110,000 face value, interest at 12%, matured March 17, 2022, net of discount of $2,314,583 (2021), in default	11,110,000	8,795,417
Note payable $3,300,000 face value, interest at 12%, matures December 7, 2022, net of discount of $1,458,115 (2022) and $3,099,524 (2021)	1,841,885	200,476
Sub- total notes payable	17,600,555	13,400,730
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$17,211,132	$13,011,307

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the six months ended June 30, 2022, amortization of the costs of $150,000 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $2,982,815 has been recorded as an initial debt and an initial derivative liability of $2,982,815. For the six months ended June 30, 2022, amortization of the warrant discount of $1,491,407 was charged to interest expense. As of June 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $3,300,000 with a carrying value of $1,84,855 and $200,476, respectively, net of unamortized discounts of $1,481,115 and $3,099,524, respectively.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. This note is now in default. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the six months ended June 30, 2022, amortization of the costs of $231,250 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the six months ended June 30, 2022, amortization of the warrant discount of $2,083,333 was charged to interest expense. As of June 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $11,100,000 and $8,795,417, respectively, net of unamortized discounts of $2,314,583 as of December 31, 2021. As of June 30, 2022, and December 31, 2021, the accrued interest is $1,691,155 and $1,033,687, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. This note is now in default. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the six months ended June 30, 2022, amortization of the costs of $22,167 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the six months ended June 30, 2022, amortization of the warrant discount of $221,667 was charged to interest expense. As of June 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value as of December 31, 2021, of $1,956,167, net of unamortized discounts of $243,833. As of June 30, 2022, and December 31, 2021, the accrued interest is $360,921 and $230,729, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. As of June 30, 2022 and December 31, 2021, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of June 30, 2022, and December 31, 2021, the accrued interest is $253,808 and $135,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

On October 26, 2016, PCTI entered into a $210,000 note payable with a bank. On March 15, 2021, due to defaults with the terms of the note, the note was amended with the outstanding balance due December 5, 2021, and the interest rate changed to 7.75%. Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. As of June 30, 2022, and December 31, 2021, $134,681 and $151,469, respectively, was outstanding on the note payable. This note is in default. On April 19, 2022, PCTI received a Notice of Default, Demand and Reservation of Rights (the “Notice”) from the bank’s legal counsel. The Notice is also addressed to Catherine Chis (former President of PCTI and a guarantor on the note). On May 16, 2022, and June 24, 2022, the bank filed Confessions of Judgment (the “COJ”) that were signed in conjunction with the extension dated March 15, 2021, against Chis and PCTI, respectively. The Company has engaged legal counsel to assist the Company in this matter.

On March 15, 2021, PCTI renewed their $350,000 promissory note with a bank that provides for borrowings of up to $350,000. Interest is due monthly and the principal is due on December 26, 2021, interest rate changed to the prime rate plus 3.25% (6.5% at March 15, 2021). Borrowings are collateralized by substantially all of the assets of PCTI and the personal guarantee of PCTI’s former President. As of December 31, 2021, and December 31, 2020, $344,166 and $345,211, respectively, was outstanding on the promissory note. This note is in default. On April 19, 2022, PCTI received a Notice of Default, Demand and Reservation of Rights (the “Notice”) from the bank’s legal counsel. The Notice is also addressed to Catherine Chis (former President of PCTI and a guarantor on the note). ). On May 16, 2022, and June 24, 2022, the bank filed Confessions of Judgment (the “COJ”) that were signed in conjunction with the extension dated March 15, 2021, against Chis and PCTI, respectively. The Company has engaged legal counsel to assist the Company in this matter.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the year ended December 31, 2021, amortization of the costs of $56,188 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. During the year ended December 31, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of June 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of June 30, 2022, and December 31, 2021, the accrued interest is $135,247 and $90,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On April 20, 2020, PCTI was granted a loan from Huntington Bank in the amount of $100,400, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum, payable monthly beginning on November 20, 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. On December 2, 2021, PCTI received a notice from Huntington Bank that the SBA has denied PCTI’s application for loan forgiveness, due to inaccurate statements in the loan application as submitted by the former CEO of PCTI. The balance on this PPP loan was $100,400 as of June 30, 2022, and December 31, 2021, and has been classified in notes payable.

On July 14, 2020, PCTI received $10,000 grant under the Economic Injury Disaster Loan (“EIDL”) program. Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The first payment due is deferred one year. The loan balance of June 30, 2022, and December 31, 2021 was $10,000 and has been classified in notes payable.

NOTE 8 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. For the three and six months ended June 30, 2022, the Company reduced this deferred liability by $87,815 and that amount is included in accounts payable and accrued expenses. The deferred liability as of June 30, 2022, and December 31, 2021, on the condensed consolidated balance sheet is $662,185 and $750,000, respectively. No payments have been made and the Company is in default of the agreement with the total amount of $358,446 included in accounts payable and accrued expenses as of June 30, 2022. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%. The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the six months ended June 30, 2021.

NOTE 9 – DEFERRED REVENUE

During the year ended December 31, 2020, the Company received $64,353 form a customer for a payment of a three- year extended warranty. The extended warranty period is from, March 2021 through February 2024, and accordingly the Company will recognize the revenue over such period. For the three and six months ended June 30, 2022, and 2021, the Company recognized $5,363 and $10,725, respectively, of revenue. Of the remaining deferred revenue of $35,752, $21,451 is recognized as the current portion of deferred revenue and $14,301 is classified as a long- term liability on the condensed consolidated financial statements. As of December 31, 2021, $21,451 is classified as the current portion and $25,026 is classified as a long- term liability on the condensed consolidated financial statements.

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

Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensation Mr. Conway $20,000 per month beginning in April 2022.

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 12), 1,800 of the shares were issued to Mr. Conway. On April 16, 2021, the Board of Directors of the Company authorized the issuance 2,000 shares of Series E Preferred stock, of which 1,050 were issued to Mr. Conway. During the three and six months ended June 30, 2021, the Company redeemed 1,050 and 2,850 shares issued to Mr. Conway, and pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, recorded stock compensation expense to Mr. Conway of $1,050,000 and $2,850,000 for the three and six months ended June 30, 2021.

Management Fees and related party payables

For the three and six months ended June 30, 2022, and 2021, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
CEO, parent	$240,000	$360,000	$630,000	$639,999
CEO, parent- Series E Preferred Stock	-	1,050,000	-	2,850,000
President, subsidiary (resigned July 2021)	-	51,074	-	86,083
Total	$240,000	$1,461,074	$630,000	$3,576,082

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet from the property owner. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares $0.0063, (the market value of the common stock on the date of the agreement) and has recorded $630,000 as a prepaid expense. The Company never took occupancy of the space, and the property owner has agreed to purchase a different property and will assign the title of such property to the Company in consideration of the 100,000,000 shares he received in January 2021.

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

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the new one- year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the three and six months ended June 30, 2022, the Company recorded $252,000 and $504,000, respectively, of consulting expenses.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month.. The Company terminated the agreement in October 2021.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the initial shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the six months ended June 30, 2021. On January 14, 2022, the Company issued each of the Co-Directors their final 2,500,000 shares due. The shares were valued at $0.027 per share (the market price of the common stock on the date of the issuance), and $135,000 is included in stock-based compensation expense for the six months ended June 30, 2022. One of the individuals resigned on January 24, 2022.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the six months ended June 30, 2021. For the three and six months ended June 30, 2022, the Company has recorded $30,000 and $60,000, respectively, of consulting expenses, and for the three and six months ended June 30, 2021, the Company recorded consulting expenses of $xxx and $xxx, respectively.

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel was to join the Ozop Advisory Board. During the year ended December 31, 2021, the Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500. The Company valued the shares at $0.2386 per share (the market price of the common stock on the date of the agreement), and $2,386,000 is included in stock-based compensation expense for the six months ended June 30, 2021. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective May 1, 2021, the Company was no longer using the services of Mr. Ruppel. For the three and six months ended June 30, 2021, the Company recorded $10,000 and $12,500 of consulting expenses, respectively.

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

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. The Company terminated Mr. Sosis’s employment in October 2021. For the three and six months ended June 30, 2021, the Company recorded $30,000 and $75,500 of consulting expenses and effective June 1, 2021, Mr. Sosis became an employee of the Company through his termination with a $15,000 per month salary.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2022, and 2021, the Company recorded $1,249 and $36,348 as stock-based compensation expense, respectively. Effective April 1, 2021, the agreement was amended to $10,000 per month. For the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000, respectively, of consulting expenses and for the three and six months ended June 30, 2021, the Company recorded $30,000 and $34,500 of consulting expenses, respectively. Effective June 30, 2022, Mr. Green was no longer providing consulting services to the Company.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of June 30, 2022 and December 31, 2021, the balance owed Mr. Chaudhry is $162,085.

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

NOTE 12– STOCKHOLDERS’ EQUITY

Common stock

During the six months ended June 30, 2022, the Company issued 5,000,000 shares of restricted common stock in the aggregate for services.

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

As of June 30, 2022, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,622,362,977 shares of common stock issued and outstanding.

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

Preferred stock

As of June 30, 2022, and December 31, 2021, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see Note 11). As of June 30, 2022, and December 31, 2021, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of June 30, 2022, and December 31, 2021, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of June 30, 2022, and December 31, 2021.

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

ii.	The Remainder of the Warrant representing up to 3,074 (three thousand and seventy-four) Warrant Shares (“Remaining Warrant Shares”) shall be locked up for a period of 36 (thirty-six) months from the Initial Exercise Date (“Lock Up Period”) and shall become exercisable at any time or times from the date that is the 36 (thirty-six) month anniversary of the Initial Exercise Date (“Lock Up Period Termination Date”) and no later than on or before the Termination Date, as follows:

a.	During every 1 (one) year period, starting on the day that is the Lock Up Period Termination Date, the Holder shall have the right to exercise the Remainder of the Warrant up to a maximum number of Remaining Warrant Shares that, if converted, would be equal to no more than a maximum of 4.99% of the total number of outstanding shares of Common Stock of the Company during such given year (“Leak-Out Period”). The Leak-Out Period shall come into effect on the day that is the Lock Up Period Termination Date and remain effective on a yearly basis, for a period of 10 (ten) years thereafter, after which the Leak-Out Period will automatically terminate and become null and void. For clarity purposes the Remainder of the Warrant shall become freely exercisable at any time or times beginning on June 29, 2034 and until the Termination Date.

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for expense for the six months ended June 30, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. On April 16, 2021, the BOD authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were granted to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the three and six months ended June 30, 2021. As of June 30, 2022, and December 31, 2021, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 13 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company owns 51% with PJN owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the condensed consolidated financial statements. During the six months ended June 30, 2022, there was no change in the ownership percentages. For the three and six months ended June 30, 2022, Ozop Capital incurred losses of $351,835 and $734,912, respectively, of which $172,399 and $360,107, respectively, is the loss attributed to the noncontrolling interest for the three- and six- months ending June 30, 2022. As of June 30, 2022, the accumulative noncontrolling interest is $615,212.

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

On April 14, 2021, the Company entered into a five-year lease which began on June 1, 2021, for approximately 8,100 square feet of office and warehouse space in Carlsbad, California, expiring May 31, 2026. Initial lease payments of $13,148 began on June 1, 2021, and increase by approximately 2.4% annually thereafter. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. During the year ended December 31, 2021, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $702,888 for this lease.

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

Right-of- use assets are summarized below:

June 30, 2022
Office and warehouse lease	$888,026
Less: Accumulated Amortization	(281,498)
Right-of-use asset, net	$606,078

June 30, 2022
Lease liability	$614,247
Less current portion	(161,048)
Long term portion	$453,199

Maturity of lease liabilities are as follows:

Amount
For the year ended December 31, 2022	$117,788
For the year ended December 31, 2023	167,858
For the year ended December 31, 2024	171,840
For the year ended December 31, 2025	175,942
For the year ended December 31, 2026	74,030
Total	$707,458
Less present value discount	(93,211)
Lease liability	$614,247

NOTE 15 – SUBSEQUENT EVENTS

On July 15, 2022, the Company sold 15,353,952 shares to GHS at $0.010285 and received net proceeds of $152,732, after deducting transaction and broker fees of $5,183.

On August 1, 2022, the Company sold 7,675,221 shares to GHS at $0.010965 and received net proceeds of $81,451, after deducting transaction and broker fees of $2,708.

On August 4, 2022, the Company sold 8,136,272 shares to GHS at $0.010965 and received net proceeds of $86,405, after deducting transaction and broker fees of $2,809.

On August 10, 2022, the Company sold 18,063,649 shares to GHS at $0.01088 and received net proceeds of $191,577, after deducting transaction and broker fees of $4,956.

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation. The Company is the majority shareholder of Ozop Capital with PJN Holdings LLC, a New York limited liability company, being the minority shareholder. Ozop Capital was formed as a holding company to seek to develop a captive insurance company. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

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

Ozop Plus plans on marketing vehicle service contracts (“VSC’s”) for electric vehicles (EV’s) that will offer to consumers to be able to purchase additional months and or miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus marketed VSC’s will give “peace of mind” to the EV buyer.

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all of the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. During August 2022, Royal will begin the filing process in all 50 states, 30 plus of which are effective upon filing, and the others have various waiting times or approvals needed.

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

The results of operations below include PCTI activity for the three and six months ended June 30, 2022, and 2021. Due to supply chain issues and other factors, management is currently reviewing the current business model of PCTI, in determining the best course of action going forward.

Stock Redemption Agreement

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Chis to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000.The Agreement was closed on July 27, 2021.

Results of Operations for the three and six months ended June 30, 2022 and 2021:

Revenue

For the three and six months ended June 30, 2022, the Company generated revenue of $4,878,636 and $7,960,874, respectively, compared to $1,274,033 and $2,069,587 for the three and six months ended June 30, 2021, respectively. The increase in revenues is from Ozop Energy Systems, Inc. (“OES”) and are classified as sourced and distributed products. PCTI sales classified as manufactured products had an increase for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and decreased for the six month ended June 30, 2022, compared to the six months ended June 30, 2021. Ozop Engineering and design (“OED”) operations began in the quarter ended June 30, 2022, and are classified as design and installation. Sales are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sourced and distributed products	$4,749,377	$1,254,982	$7,668,699	$1,254,982
Manufactured products	112,759	19,051	275,675	814,065
Design and installation	16,500	-	16,500	-
Total	$4,878,636	$1,274,033	$7,960,874	$2,069,587

As it did for most of the industry; OES’s importing of solar panels issues that began in the 4th quarter of 2021, continued 2022. Covid issues continued to be disruptive to a continual source of product from foreign manufacturers as well as ocean freight backlogs and covid issues that plagued the port of arrivals related to the unloading of containers and the eventual customs clearance of the imported goods. An announcement by the U.S. Department in March 2022 stated it would investigate allegations that solar panel manufacturers in Southeast Asia are using Chinese-made parts and evading U.S. tariffs has raised alarms concerning both trade and environmental policy The department announced March 28 that it would investigate claims by California-based solar panel manufacturer that solar energy equipment manufacturers in Cambodia, Malaysia, Thailand and Vietnam have close business ties to companies in China that produce the raw materials and some components of solar panel assemblies. On June 6, 2022, President Biden waived tariffs on solar panels from there four Southeast Asian nations for two years and invoked the Defense Production Act to spur domestic solar panel manufacturing at home. The tariff exemption will serve as a “bridge” while U.S. manufacturing ramps up.

Based on the situation prior to the June 6, 2022 announcement, the Company placed approximately $10,932,000 of purchase orders for solar panels and as of the date of the filing of this report has fully paid and received approximately $1,262,000 of this product. Additionally, the Company has made approximately $1.9 million of down payments to vendors on the remaining $9,670,000 of open purchase orders to vendors, to assure product delivery of approximately $4.7 million with a forecasted delivery in August and September 2022 and $5 million with a forecasted delivery in November and December 2022. Based on the above and the Company’s current on-hand inventory, management anticipates similar sales results for the third quarter as the second quarter, and the potential for a significant increase in fourth quarter sales.

Due to supply chain issues and other factors, management is currently reviewing the current business model of PCTI, in determining the best course of action going forward.

Cost of sales

For the three and six months ended June 30, 2022, the Company recognized $4,416,400 and $7.292.292, respectively of cost of sales, compared to $1,214,468 and $1,441,377 for the three and six months ended June 30, 2021, respectively..

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sourced and distributed products	$4,286,687	$1,204,877	$7,036,036	$1,204,877
Manufactured products	129,774	9,591	256,256	236,500
Total	$4.416.461	$1,214,468	$7,292,292	$1,441,377

Based on the above cost of sales, gross margin was 9.5% and 8.4% for the three and six months ended June 30, 2022, compared to 4.7% and 30.4% for the three and six months ended June 30, 2021, respectively. The decrease of gross margin for the six months is a result of the manufactured orders shipped in 2021 were at a higher margin than the manufactured orders were in 2022. While PCTI’s margin and gross profit decreased in the current year, the Company realized an additional $632,663 of gross profit dollars recognized on OES’s sourced and distributed products. Due to product availability, increased buy prices and delivery issues that the solar industry experienced at the end of the 4th quarter 2021, and into the first quarter of 2022, the Company experienced lower margins on sourced products at the beginning of 2022. However, margins of sourced products were approximately 9.7% in the three months ended June 30, 2022 and the Company expects slightly higher margins and the third and fourth quarters of 2022. While the overall margin will be reduced, the higher gross profit dollars generated from the higher sourced and distributed products revenues will benefit the Company.

Operating expenses

Total operating expenses for the three months ended March 31, 2022, and 2021, were $1,977,857 and $5,789,470, respectively. The operating expenses were comprised of:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Wages and management fees, related parties, including stock-based compensation	$240,000	$1,461,074	$630,000	$3,576,082
Stock-based compensation, other	-	2,013,945	136,249	5,115,945
Salaries, taxes and benefits	365,655	286,918	730,900	473,493
Professional and consulting fees	599,619	362,782	1,234,616	566,207
Advertising and marketing	2,710	5,954	5,973	28,544
Rent and office expense	75,977	48,837	166,550	90,231
Insurance	58,729	45,439	152,884	57,514
General and administrative	171,597	134,356	434,971	240,759
Total operating expenses	$1,514,287	$4,359,305	$3,492,144	$10,148,775

Wages and management fees- related parties, include amounts paid to our CEO and to the President (resigned July 2021) of PCTI. On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month, and effective September 1, 2021, Mr. Conway began to receive $10,000 per month from Ozop Capital. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022 and OES began compensating Mr. Conway $20,000 in March 2022. Below is a summary of wages and management fees:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
CEO, parent	$240,000	$360,000	$630,000	$639,999
Stock-based compensation	-	1,050,000	-	2,850,000
President subsidiary (resigned July 2021)	-	51,074	-	86,083
Total other (income) expense	$240,000	$1,461,074	$630,000	$3,576,082

Stock based compensation for the six months ended June 30, 2022, of $136,429 is comprised of the following:

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.027 per share. During the six months ended June 30, 2022, the Company included $135,000 in stock compensation expense.
●	$1,249 of amortization of stock compensation for shares issued in April 2021.

Stock based compensation, other for the three and six months ended June 30, 2021, of $2,013,945 and $5,115,945 is comprised of the following stock issuances:

●	5,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2021, $331,507 is included in stock-based compensation expense.

●	10,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the six months ended June 30, 2021, the Company recorded $36,348 as stock-based compensation expense.

●	5,000,000 shares issued in April 2021 for services. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the six months ended June 30, 2021.

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. During the six months ended June 30, 2021, the Company included $56,000 in stock compensation expense.

●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021 (see Note 11). The shares were valued at $0.2386 per share. During the six months ended June 30, 2021, the Company included $2,386,000 in stock compensation expense.

●	5,000,000 shares of common stock issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share. During the six months ended June 30, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock.

●	Issuance of 200 shares and 950 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $950,000 and $1,150,000 for the three and six months ended June 30, 2021, respectively.

Salaries, taxes and benefits increased for the three and six months ended June 30, 2022, compared to the same periods in 2021. The increase was a result of the current periods including $252,913 and $499,348, respectively, compared to $125,575 and $167,515 for the three and six months ended June 30, 2021, respectively, of expenses related to OES and $55,562 for the three and six months ended June 30, 2022, respectively, for OED. These additional costs were offset by reductions in PCTI’s expenses of $104,164 and $129,999, respectively, for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. OES now has annual gross payroll of approximately $512,000 and an additional $351,000 on an annual basis of personnel focused on the Company’s battery storage vertical. OED currently has five employees with an aggregate annual compensation of $457,000.

Professional and consulting fees increased for the three and six months ended June 30, 2022, compared to June 30, 2021. The increases are due to increases in accounting expenses of Ozop and its’ subsidiaries in the current three- and six-month periods and consultants engaged in the second quarter of 2021 by Ozop Capital Partners that have been engaged for the entire six months ended June 30, 2022, as Ozop Plus initiates its business plan regarding vehicle service contracts on electric vehicles.

Advertising and marketing expenses decreased for the three and six months ended June 30, 2022, compared to June 30, 2021. The decreases were related to marketing programs during 2021, including brand awareness programs for both PCTI and Ozop.

Rent and office expense (including supplies, utilities and internet costs) increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increases are the result of including in the current period, rent and office expense of approximately $52,412 and $98,146, respectively, for the three and six months ended June 30, 2022, compared to $18,421 for the three and six months ended June 30, 2021, for OES. The Company estimates that the monthly OES rent and office expense for the California operation to be approximately $18,000 per month.

Insurance expense increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increase was the result of including in the current three- and six-month periods, insurance expense of approximately $52,114 and $132,948, respectively, for the three and six months ended June 30, 2022, compared to $26,648 for the three and six months ended June 30, 2021, for OES. The Company estimates that the monthly OES insurance expense for the California operation to be approximately $24,000 per month.

Other Income (Expenses)

Other income, net was $7,584,016 and $7,973,998 for the three an six months ended June 30, 2022, respectively, compared to other income, net of $4,087,788 for the three months ended June 30, 2021, and other expenses of $200,183,755 for the six months ended June 30, 2021, and were comprised of as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest expense	$1,427,554	$4,310,355	$5,402,775	$44,695,085
(Gain) loss on change in fair value of derivatives	(9,011,570)	(8,866,819)	(13,376,773)	43,331,083
Loss on extinguishment of debt	-	468,696	-	95,437,587
Debt restructure expense	-	-	-	16,450,000
Total other (income) expense	$(7,584,016)	$(4,087,788)	$(7,973,998)	$200,183,755

The increase in other income, net, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily a result of reduced interest expense of $2,899,796 related to the amortization of debt discounts associated with the maturity dates of certain of the company’s promissory notes. Other expenses for the six months ended June 30, 2021, includes the loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished. The Company also issued 175,000,000 shares of restricted common stock related to the restructure of the deferred liability. The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs. Also included in interest expense for the six months ended June 30, 2021, is the initial $38,907,939 of fair value related to the issuance of 300,000,000 warrants. In addition, the amortization of debt discounts of $5,137,956 and losses on changes in fair values of derivatives, related to convertible notes and warrants.

Net income (loss)

Net income for the three months ended June 30, 2022, was $6,704,305 compared to a net loss of $211.952 for the three months ended June 30, 2021. The change was primarily a result of an increase in gross profit, a decrease in operating expenses and the increase in other income as discussed above. For the six months ended June 30, 2022, the Company has net income $5,510,544 compares to a net loss of $209,704,320 for the six months ended June 30, 2021. The loss for the six months ended June 30, 2021, was primarily a result of the other expenses descried above as well as $7,965,945 of stock- based compensation expenses included in the operating expenses for the six months ended June 30, 2021.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had an accumulated deficit of $211,816,067 and a working capital deficit of $22,909,763 (including derivative liabilities of $7,589,928). As of June 30, 2022, the Company was in default of $15,369,247 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of June 30, 2022, we had cash of $1,949,528 as compared to $6,767,167 at December 31, 2021. As of June 30, 2022, we had current liabilities of $30,840,870 (including $7,589,928 of non-cash derivative liabilities), compared to current assets of $7,031,107, which resulted in a working capital deficit of $22,909,763. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, lease obligations and notes payable.

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

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $4,777,639 compared to $4,841,428 for the six months ended June 30, 2021. For the six months ended June 30, 2022, our net cash used in operating activities was primarily attributable to the net income of $5,150,437, adjusted by non- cash interest expense of $4,199,825, stock-based compensation of $136,249 and the non-cash expenses of interest and amortization and depreciation of $126,784. This was offset by the gain on the fair value changes in derivatives related to warrants and convertible notes of $13,376,773. Net changes of $1,014,161 in operating assets and liabilities increased the cash used in operating activities.

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

Investing Activities

For the six months ended June 30, 2022, the net cash used in investing activities was $40,000, compared to $94,679 for the six months ended June 30, 2021. The amounts for both periods were a result of the Company purchasing office furniture and equipment.

Financing Activities

For the six months ended June 30, 2022, there were no financing activities. During the six months ended June 30, 2021, net cash provided by financing activities was $6,589,911. We received $12,000,000 of proceeds from the issuances of $13,30,000 face value of promissory notes. During the six months ended June 30, 2021, the Company redeemed 5,000 shares of the Series E Preferred Stock for $5,000,000 and repaid $383,772 of notes payable and $26,367 to shareholders.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares issued during the quarter ended June 30, 2022:

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended June 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021).

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

