Form 10-Q
period 2022-09-30
OZOP ENERGY SOLUTIONS, INC.
filed 2022-11-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55976

OZOP ENERGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2540672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Ronald Reagan Blvd.

Warwick, NY 10990

(Address of principal executive offices) (zip code)

(845) 544-5112

(Registrant’s telephone number, including area code)

42 N Main St.

Florida NY 10921

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

As of November 14, 2022, there were 4,731,479,171 shares outstanding of the registrant’s common stock, $0.001 par value per share.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$2,063,235	$6,632,194
Prepaid expenses	51,547	139,455
Accounts receivable	328,407	1,292,800
Inventory	1,197,883	788,110
Vendor deposits	2,880,150	830,869
Assets of discontinued operations	273,457	570,317
Total Current Assets	6,794,680	10,253,745

Operating lease right-of-use asset, net	540,005	633,497
Property and equipment, net	901,371	112,441
Other Assets	13,408	568,249
TOTAL ASSETS	$8,249,464	$11,567,933

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$4,686,427	$2,813,835
Convertible notes payable, net of discounts	25,000	25,000
Current portion of notes payable, net of discounts	17,442,588	12,422,060
Customer deposits	178,353	73,420
Deferred liability	591,464	750,000
Derivative liabilities	5,652,218	20,966,701
Operating lease liability, current portion	130,070	120,177
Liabilities of discontinued operations	1,088,722	1,238,849
Total Current Liabilities	29,794,842	38,410,043

Long Term Liabilities
Note payable, net of discount	389,423	389,423
Operating lease liability, net of current portion	419,112	517,890
TOTAL LIABILITIES	30,603,378	39,317,356

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001) Series C Preferred Stock (50,000 shares authorized and 2,500 and shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (4,990,000,000 shares authorized par value $0.001; 4,706,018,038 (2022) and 4,617,362,977 (2021) shares issued and outstanding)	4,706,018	4,617,363
Common stock to be issued; 637,755 shares as of September 30, 2022, and December 31, 2021	638	638
Additional paid in capital	197,325,192	196,464,222
Treasury Stock	(11,249,934)	(11,249,934)
Accumulated Deficit	(212,351,054)	(217,326,611)
Total Ozop Energy Solutions, Inc. stockholders’ equity (deficit)	(21,569,136)	(27,494,318)
Noncontrolling interest	(784,777)	(255,105)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,353,913)	(27,749,423)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,249,464	$11,567,933

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,928,918	$4,716,607	$11,614,117	$5,971,589
Cost of goods sold	3,598,134	4,370,680	10,634,170	5,575,557
Gross profit	330,784	345,927	979,947	396,032

Operating expenses:
General and administrative, related parties	220,000	70,000	850,000	3,559,999
General and administrative, other	1,294,524	1,638,102	3,798,920	7,749,257
Total operating expenses	1,514,524	1,708,102	4,648,920	11,309,256

Loss from continuing operations	(1,183,739)	(1,362,174)	(3,668,974)	(10,913,224)

Other (income) expenses:
Interest expense	1,424,554	4,123,535	6,812,834	49,062,523
(Gain) loss on change in fair value of derivatives	(1,937,710)	(17,438,300)	(15,314,483)	25,892,783
Loss on extinguishment of debt	-	-	-	95,437,587
Debt restructure expense	-	-	-	16,450,000
Total Other (Income) Expenses	(513,156)	(13,314,765)	(8,501,649)	186,842,894

Net income (loss) from continuing operations before income taxes	(670,583)	11,952,591	4,832,675	(197,756,118)
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	$(670,583)	$11,952,591	4,832,675	(197,756,118)
Net loss from discontinued operations	(33,970)	(237,869)	(386,792)	(233,481)
Net income (loss)	(704,553)	11,714,722	4,445,884	(197,989,599)
Less: net loss attributable to noncontrolling interest	(169,565)	-	(529,672)	-
Net income (loss) attributable to Ozop Energy Solutions, Inc.	$(534,988)	$11,714,722	$4,975,556	$(197,989,599)

Income (loss) from continuing operations per share of common stock basic and fully diluted	$(0.00)	$0.00	$0.00	$(0.05)
Income (loss) from discontinuing operations per share of common stock basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income (loss) per share basic and fully diluted	$(0.00)	$0.00	$0.00	$(0.05)

Weighted average shares outstanding
Basic and diluted	4,662,912,471	4,609,825,140	4,635,036,984	4,384,437,549

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2022	637,755	$638	2,500	$3	1,334	$1	4,617,362,977	$4,617,363	$(11,249,934)	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

Common stock issued for services	-	-	-	-	-	-	5,000,000	5,000	-	130,000	-	-	135,000

Net loss	-	-	-	-	-	-	-	-	-	-	(1,193,761)	(187,708)	(1,381,469)
Balances March 31, 2022	637,755	638	2,500	3	1,334	1	4,622,362,977	4,622,363	(11,249,934)	196,594,222	(218,520,372)	(442,813)	(28,995,892)

Net income	-	-	-	-	-	-	-	-	-	-	6,704,305	(172,399)	6,531,906
Balances June 30, 2022	637,755	638	2,500	3	1,334	1	4,622,362,977	4,622,363	(11,249,934)	196,594,222	(211,816,067)	(615,212)	(22,463,986)

Issuance of shares of common stock sold, net of issuance costs of $24,967	-	-	-	-	-	-	83,655,061	83,655	-	730,970	-	-	814,625

Net loss	-	-	-	-	-	-	-	-	-	-	(534,988)	(169,565)	(704,553)
Balances September 30, 2022	637,755	$638	2,500	$3	1,334	$1	4,706,018,038	$4,706,018	$(11,249,934)	$197,325,192	$(212,351,055)	$(784,777)	$(22,353,913)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Loss	Capital	Deficit	(Deficit)
Balances January 1, 2021	-	-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$-	$(7)	$12,530,933	$(22,278,665)	$(6,349,710)

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	428,747,654	428,748	-	-	97,110,282	-	97,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	330,797,987	330,798	-	-	38,714,266	-	39,045,064

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(3,000)	(3)	-	-	-	-	(2,999,997)	-	(3,000,000)

Shares issued and to be issued for fees and services	5,000,000	5,000	-	-	-	-	-	-	20,000,000	20,000	-	-	2,877,000	-	2,902,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000		-	530,000	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000		-	16,275,000	-	16,450,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	7	-	(209,492,368)	(209,492,361)
Balances March 31, 2021	5,000,000	5,000	50,000	50	20,000	20	-	-	4,452,503,933	4,452,504	-	-	167,037,482	(231,771,033)	(60,275,977)

Shares issued and to be issued for fees and services	(5,000,000)	(5,000)	-	-	-	-	-	-	25,000,000	25,000		-	1,752,000	-	1,772,000

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	75,000,000	75,000		-	8,990,237	-	9,065,237

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	54,406,964	54,407		-	4,945,593	-	5,000,000

Issuance of Series E Preferred Stock	-	-	-	-	-	-	2,000	2	-	-	-	-	1,999,998	-	2,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(2,000)	(2)	-	-	-	-	(1,999,998)	-	(2,000,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(211,952)	(211,952)
Balances June 30, 2021	-	-	50,000	50	20,000	20	-	-	4,606,910,897	4,606,911	-	-	182,725,312	(231,982,985)	(44,650,692)

Shares issued for fees and services	-	-	-	-	-	-	-	-	5,452,080	5,452	-	-	392,048	-	397,500

Purchase of Series C and Series D stock for Treasury	-	-	(47,500)	(48)	(18,667)	(19)	-	-	-	-	(11,249,934)	-	-	-	(11,250,000)

Sale of Series D Preferred Stock and warrants	-	-	-	-	1	-	-	-	-	-	-	-	13,100,000	-	13,100,000

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	11,714,722	11,714,722
Balances September 30, 2021	-	$-	2,500	$3	1,334	$1	-	$-	4,612,362,977	$4,612,363	$(11,249,934)	$-	$196,217,360	$(220,268,263)	$(30,688,470)

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,832,675	$(197,756,118)
Net loss from discontinued operations	(386,792)	(233,481)
Adjustments to reconcile net income (loss) to net cash used in continuing operations
Non-cash interest expense	5,020,528	47,838,062
Amortization and depreciation	132,924	62,438
Debt restructure expense	-	16,450,000
Loss on fair value change of derivatives	(15,314,483)	25,892,783
Loss (gain) on extinguishment of debt	-	95,437,587
Stock compensation expense	136,249	8,634,656
Changes in operating assets and liabilities:
Accounts receivable	964,393	(1,265,134)
Inventory	(409,773)	(1,323,952)
Prepaid expenses	11,499	(65,477)
Vendor deposits	(2,049,281)	(1,236,042)
Accounts payable and accrued expenses	1,714,058	1,447,353
Accounts payable and accrued expenses, related	-	10,000
Operating lease liabilities	(88,885)	(36,693)
Customer deposits	104,932	228,231
Net cash used in continued operations	(5,331,955)	(5,915,786)
Net cash provided by (used in) discontinued operations	146,733	(434,456)
Net cash used in operating activities	(5,185,222)	(6,350,242)

Cash flows from investing activities:
Purchase of office and computer equipment	(198,362)	(101,816)
Net cash used in investing activities of continued operations	(198,362)	(101,816)
Net cash used in investing activities of discontinued operations	-	(7,953)
Net cash used in investing activities	(198,362)	(109,769)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	814,625	-
Proceeds from issuances of notes payable	-	12,000,000
Proceeds from sale of Series D preferred stock and warrants	-	13,100,000
Payments of principal of convertible note payable and notes payable	-	(375,000)
Redemption of Series E Preferred Stock	-	(5,000,000)
Redemption of Series C and Series D Preferred Stock	-	(11,250,000)
Net cash provided by financing activities	814,625	8,475,000

Net increase (decrease) in cash	(4,568,959)	2,014,989

Cash, Beginning of period	6,632,194	1,628,747

Cash, End of period	$2,063,235	$3,643,736

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,025	$1,003,747
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$-	$1,310,000
Issuance of common stock upon convertible note and accrued interest conversion	$-	$743,555
Operating lease right-of-use assets and liabilities	$-	$702,888
Issuance of common stock and preferred stock for consulting fees and compensation	$136,249	$7,965,945
Issuance of common stock for lease agreement	$-	$630,000
Issuance of common stock for debt restructuring	$-	$16,450,000

See notes to condensed consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation and a wholly owned subsidiary of the Company. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had an accumulated deficit of $212,351,054 and a working capital deficit of $23,000,162 (including derivative liabilities of $5,652,218). As of September 30, 2022, the Company was in default of $15,369,247 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On August 30, 2022, the Company sold 17,018,300 shares to GHS at $0.009435 and received net proceeds of $156,331, after deducting transaction and broker fees of $4,236.

On September 15, 2022, the Company sold 8,977,027 shares to GHS at $0.00918 and received net proceeds of $79,736, after deducting transaction and broker fees of $2,673.

On September 30, 2022, the Company sold 8,430,640 shares to GHS at $0.00816 and received net proceeds of $66,393, after deducting transaction and broker fees of $2,401.

On October 17, 2022, the Company sold 12,526,048 shares to GHS at $0.005865 and received net proceeds of $70,971, after deducting transaction and broker fees of $2,494.

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

Ozop Plus markets vehicle service contracts (“VSC’s”) for electric vehicles (EV’s) that offer consumers to be able to purchase additional months and miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus marketed VSC’s will give “peace of mind” to the EV buyer.

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all of the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. Royal’s VSCs are now effective in 35 states and the others have various waiting times or approvals needed.

●	On October 13, 2022, EVCO entered into a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

In April, 2022, OED began operations and has generated $38,100 of revenues and currently has six employees in sales, marketing installation and services. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support.

On September 1, 2022, the Board of Directors of the Company authorized PCTI to file and prosecute to completion a Chapter 7 proceeding; that the best interest of creditors and other interested parties will be served thereby. The President of PCTI was authorized, empowered and directed, in the name of and on behalf of PCTI to execute and verify the Petition for Relief under the Bankruptcy Code as well as all other ancillary documents, and to cause the same to be filed in the United States Bankruptcy Court for the Western District of Pennsylvania. The Petition was filed on October 3, 2022; Case No. 22-21958-CMB.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K/A filed on April 26, 2022.

The unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries; Ozop Energy Systems, Inc. Ozop Engineering and Design, Inc., PCTI, Ozop Capital Partners, Inc., EV Insurance Company, Inc., Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2022, and December 31, 2021.

Sales Concentration and credit risk

Following is a summary of customer(s) who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2022, and 2021, and their accounts receivable balance as of September 30, 2022:

	Sales % Three Months Ended September 30, 2022	Sales % Nine Months Ended September 30, 2022	Sales % Three Months Ended September 30, 2021	Sales % Nine Months Ended September 30, 2021	Accounts receivable balance September 30, 2022
Customer A	77.5%	44.5%	N/A	N/A	$172,224

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods, material, labor and manufacturing overhead. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories at September 30, 2022, and December 31, 2021, were $1,197,883 and $788,110, respectively. As of September 30, 2022, the Company has on deposit with vendor(s) approximately $2,870,000 and has a balance due of approximately $8,351,000. The remaining balance is partially due when the vendor ships the product, with the final balance due prior to delivery.

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the three months ended September 30, 2022, there was one supplier that accounted for 91.7%, and for the nine months ended September 30, 2022, there were four suppliers that accounted for 34.9%, 27.2%, 11.3% and 11.2%, respectively. For the three and nine months ended September 30, 2021, there were two suppliers that accounted for 46.8% and 20.1% and 38 and 23.4%%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the 30% balances due on shipment and 50% due prior to delivery, while other vendors terms are due in full immediately prior to delivery. We also buy product from other distributors, if we are not able to purchase direct from the manufacturer. While management believes all of its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business

Property, plant and equipment

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

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

Building and building improvements	10-25 years
Office furniture and equipment	3-5 years
Warehouse equipment	7 years

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

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sourced and distributed products	$3,907,318	$4,716,607	$11,576,017	$5,971,589
OED Installations	21,600	-	38,100	-
Total	$3,928,918	$4,716,607	$11,614,117	$5,971,589

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company brings the finished goods into our California warehouse to fill orders as well as to build inventory for future sales orders. From time to time for some of our larger orders we may have our suppliers ship directly to our customers to avoid extra shipping charges.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2022, the Company recorded advertising and marketing expenses of $8,045 and $13,233, respectively, and for the three and nine months ended September 30, 2021, the Company recorded advertising and marketing expenses of $9,487 and $20,263, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2022, and 2021, the Company did not record any research and development expenses.

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

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding (see Note 2) which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022, and 2021. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, for each fair value hierarchy level:

September 30, 2022	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$5,652,218	$5,652,218

December 31, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$20,966,701	$20,966,701

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2022, and 2021, the Company’s dilutive securities are convertible into approximately 7,826,372,485 and 7,516,857,490, respectively, shares of common stock. The following table represents the classes of dilutive securities as of September 30, 2022, and 2021:

	September 30, 2022	September 30, 2021
Convertible preferred stock (1)	7,059,027,462	6,918,544,466
Unexercised common stock purchase warrants (1)	672,024,518	597,024,518
Convertible notes payable	6,529,409	1,288,506
Promissory note payable (1)	88,791,096	-
	7,826,372,485	7,516,857,490

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise.

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

Other than the above, there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2022, that are of significance or potential significance to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	September 30, 2022	December 31, 2021
Office equipment	$214,454	$157,370
Building and building improvements	771,278	-
Less: Accumulated Depreciation	(84,361)	(44,929)
Property and Equipment, Net	$901,371	$112,441

On September 6, 2022, the Company was assigned the title to a property located at 55 Ronald Reagan Blvd, Warwick, NY 10990, in exchange for 1,000,000 shares of common stock that were issued to the building owner in January 2021 (see Note 10). The Company valued the shares at $0.0063, (the market value of the common stock on the date of the agreement) and initially recorded $630,000 as a prepaid expense. The Deed was recorded in the name of the Company on October 4, 2022. The Company recorded the $630,000 as fixed asset and credited the prepaid expense. During the nine months ended September 30, 2022, the company expended $141,278 in capital improvements.

Depreciation expense was $39,432 and $23,133 for the nine months ended September 30, 2022, and 2021, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of September 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities at September 30, 2022, and December 31, 2021, at $5,652,218 and $20,966,701, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2022, and December 31, 2021, risk free interest rates at 3.92% and 0.19%, respectively, and volatility of 70% and 92%, respectively. The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants at September 30, 2022, and December 31, 2021, risk free interest rate of 4.11% to 4.24%, and .48% to .99%, respectively, volatility of 109% to 310%, and 344% to 366%, respectively, and exercise prices of $0.006 to $0.15.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2022, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities
Balance December 31, 2021	$20,938,755	$27,946	$20,966,701
Change in fair value	(15,315,297)	814	(15,314,483)
Balance September 30, 2022	$5,623,458	$28,760	$5,652,218

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	September 30, 2022	December 31, 2021

Notes payable, interest at 8%, matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 12%, matures October 31, 2024, net of discount of $243,833 (2021)	2,200,000	1,956,167
Note payable $11,110,000 face value, interest at 12%, matures October 31, 2024 (as amended), net of discount of $2,314,583 (2021)	11,110,000	8,795,417
Note payable $3,300,000 face value, interest at 12%, matures October 31, 2024, net of discount of $637,412 (2022) and $3,099,524 (2021)	2,662,588	200,476
Sub- total notes payable	17,832,011	12,811,483
Less long-term portion	389,423	389,423
Current portion of notes payable, net of discount	$17,442,588	$12,422,060

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with an initial maturity date of December 7, 2022. On October 31, 2022, the lender agreed to extend the maturity date to October 31, 2024. The Company agreed to increase the interest rate to 15% and to issue a warrant to purchase 75,000,000 shares of common stock at $0.0067 per share with an expiry date of October 31, 2025. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the nine months ended September 30, 2022, amortization of the costs of $225,000 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $2,982,815 has been recorded as an initial debt and an initial derivative liability of $2,982,815. For the nine months ended September 30, 2022, amortization of the warrant discount of $2,337,111 was charged to interest expense. As of September 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $3,300,000 with a carrying value of $2,662,588 and $200,476, respectively, net of unamortized discounts of $637,412 and $3,099,524, respectively.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with an initial maturity date of March 17, 2022. On October 31, 2022, the lender agreed to extend the maturity date to October 31, 2024. The Company agreed to increase the interest rate to 15% and to issue a warrant to purchase 250,000,000 shares of common stock at $0.0067 per share with an expiry date of October 31, 2025. This note is now in default. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the nine months ended September 30, 2022, amortization of the costs of $231,250 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the nine months ended September 30, 2022, amortization of the warrant discount of $2,083,333 was charged to interest expense. As of September 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $11,100,000 and $8,795,417, respectively, net of unamortized discounts of $2,314,583 as of December 31, 2021. As of September 30, 2022, and December 31, 2021, the accrued interest is $2,019,889 and $1,033,687, respectively.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with an initial maturity date of February 9, 2022. On October 31, 2022, the lender agreed to extend the maturity date to October 31, 2024. The Company agreed to increase the interest rate to 15% and to issue a warrant to purchase 50,000,000 shares of common stock at $0.0067 per share with an expiry date of October 31, 2025. This note is now in default. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the nine months ended September 30, 2022, amortization of the costs of $22,167 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the nine months ended September 30, 2022, amortization of the warrant discount of $221,667 was charged to interest expense. As of September 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value as of December 31, 2021, of $1,956,167, net of unamortized discounts of $243,833. As of September 30, 2022, and December 31, 2021, the accrued interest is $426,016 and $230,729, respectively.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. As of September 30, 2022 and December 31, 2021, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of September 30, 2022, and December 31, 2021, the accrued interest is $312,986 and $135,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the year ended December 31, 2021, amortization of the costs of $56,188 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. During the year ended December 31, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of September 30, 2022, and December 31, 2021, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of September 30, 2022, and December 31, 2021, the accrued interest is $157,747 and $90,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

NOTE 8 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. For the nine months ended September 30, 2022, the Company reduced this deferred liability by $158,536 and that amount is included in accounts payable and accrued expenses. The deferred liability as of September 30, 2022, and December 31, 2021, on the condensed consolidated balance sheet is $591,464 and $750,000, respectively. No payments have been made and the Company is in default of the agreement with the total amount of $399,779 included in accounts payable and accrued expenses as of September 30, 2022. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8%. The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 11), 1,800 of the shares were issued to Mr. Conway. On April 16, 2021, the Board of Directors of the Company authorized the issuance 2,000 shares of Series E Preferred stock, of which 1,050 were issued to Mr. Conway. During the nine months ended September 30, 2021, the Company redeemed 2,850 shares issued to Mr. Conway, and pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, recorded stock compensation expense to Mr. Conway of $2,850,000 for the nine months ended September 30, 2021.

Management Fees and related party payables

For the three and nine months ended September 30, 2022, and 2021, the Company recorded expenses to the CEO in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
CEO	$220,000	$70,000	$850,000	$709,999
CEO - Series E Preferred Stock	-	-	-	2,850,000
Total	$220,000	$70,000	$850,000	$3,559,999

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet from the property owner. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares at $0.0063, (the market value of the common stock on the date of the agreement) and recorded $630,000 as a prepaid expense. The Company never took occupancy of the space. On July 19, 2022, the property owner purchased a different property and on September 6, 2022, assigned the title of such property to the Company in consideration of the 100,000,000 shares received in January 2021. The Deed was recorded in the name of Ozop Energy Solutions, Inc. on October 4, 2022. The Company recorded the $630,000 as fixed asset and credited the prepaid expense.

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

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the new one- year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the three and nine months ended September 30, 2022, the Company recorded $252,000 and $756,000, respectively, of consulting expenses.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month.. The Company terminated the agreement in October 2021.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the initial shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the six months ended June 30, 2021. On January 14, 2022, the Company issued each of the Co-Directors their final 2,500,000 shares due. The shares were valued at $0.027 per share (the market price of the common stock on the date of the issuance), and $135,000 is included in stock-based compensation expense for the nine months ended September 30, 2022. One of the individuals resigned on January 24, 2022.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, the Company has recorded $30,000 and $90,000, respectively, of consulting expenses, and for the three and nine months ended September 30, 2021, the Company recorded consulting expenses of $30,000 and $60,000, respectively.

On February 24, 2021, the Company entered into a consulting agreement with Christopher Ruppel. Pursuant to the agreement Mr. Ruppel was to join the Ozop Advisory Board. During the year ended December 31, 2021, the Company issued 10,000,000 shares of restricted common stock to Mr. Ruppel and agreed to a monthly fee of $2,500. The Company valued the shares at $0.2386 per share (the market price of the common stock on the date of the agreement), and $2,386,000 is included in stock-based compensation expense for the nine months ended September 30, 2021. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective May 1, 2021, the Company was no longer using the services of Mr. Ruppel. For the nine months ended September 30, 2021, the Company recorded $12,500 of consulting expenses.

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

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. The Company terminated Mr. Sosis’s employment in October 2021. For the nine months ended September 30, 2021, the Company recorded $75,500 of consulting expenses and effective June 1, 2021, Mr. Sosis became an employee of the Company through his termination with a $15,000 per month salary.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the nine months ended September 30, 2022, and 2021, the Company recorded $1,249 and $36,348 as stock-based compensation expense, respectively. Effective April 1, 2021, the agreement was amended to $10,000 per month. For the nine months ended September 30, 2022, the Company recorded $60,000 of consulting expenses and for the three and nine months ended September 30, 2021, the Company recorded $30,000 and $64,500 of consulting expenses, respectively. Effective June 30, 2022, Mr. Green was no longer providing consulting services to the Company.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of September 30, 2022 and December 31, 2021, the balance owed Mr. Chaudhry is $162,085.

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

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the nine months ended September 30, 2022, the Company issued 83,655,061 shares of common stock and received net proceeds of $814,625 after issuance costs of $24,966. The Company also issued 5,000,000 shares of restricted common stock in the aggregate for services.

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

As of September 30, 2022, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,706,018,038 shares of common stock issued and outstanding.

On April 4th, 2022, the Company and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022 (the “Maturity Date”), at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement. On October 17, 2022, the Company and GHS extended the Maturity Date to April 4, 2023.

Preferred stock

As of September 30, 2022, and December 31, 2021, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see Note 11). As of September 30, 2022, and December 31, 2021, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of September 30, 2022, and December 31, 2021, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of September 30, 2022, and December 31, 2021.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for expense for the nine months ended September 30, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. On April 16, 2021, the BOD authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were granted to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the nine months ended September 30, 2021. As of September 30, 2022, and December 31, 2021, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the condensed consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date; Ozop Capital is a wholly owned subsidiary of the Company. For the three and nine months ended September 30, 2022, Ozop Capital incurred losses of $346,051 and $1,080,963, respectively, of which $169,565 and $529,672, respectively, is the loss attributed to the noncontrolling interest for the three- and nine- months ending September 30, 2022. As of September 30, 2022, the accumulative noncontrolling interest is $784,777.

NOTE 13 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

Right-of- use assets are summarized below:

September 30, 2022
Office and warehouse lease	$702,888
Less: Accumulated Amortization	(162,883)
Right-of-use asset, net	$540,005

September 30, 2022
Lease liability	$549,182
Less current portion	(130,070)
Long term portion	$419,112

Maturity of lease liabilities are as follows:

Amount
For the year ended December 31, 2022	$41,394
For the year ended December 31, 2023	167,858
For the year ended December 31, 2024	171,840
For the year ended December 31, 2025	175,942
For the year ended December 31, 2026	74,030
Total	$631,064
Less present value discount	(81,882)
Lease liability	$549,182

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding (see Note 2) which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022, and 2021.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022, and 2021 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$5,363	$66,734	$281,038	$881,339
Cost of goods sold	3,572	114,636	259,828	351,136
Gross profit	1,791	(47,902)	21,210	530,203
Operating expenses	27,244	182,517	384,991	730,138
Interest expense	8,517	7,450	23,011	33,546
Loss from discontinued operations	$33,970	$237,869	$386,792	$233,481

The assets and liabilities of discontinued operations are separately reported as “assets and liabilities held for disposal” as of September 30, 2022, and December 31, 2021. All asset and liabilities are classified as current, as the Company expects the liquidation to occur in the short-term. The following tables present the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the condensed consolidated balance sheet at September 30, 2022, and December 31, 2021:

Current Assets

	September 30, 2022	December 31, 2021
Cash	$50	$134,973
Accounts receivable	-	6,534
Inventory	237,091	277,872
Vendor deposits	-	43,758
Prepaid expenses and other assets	7,000	12,543
Right to use asset	13,870	74,189
Fixed assets, net	15,477	20,448
Total assets of discontinued operations	$273,488	$570,317

Current liabilities

	September 30, 2022	December 31, 2021
Accounts payable and accrued liabilities	$455,217	$432,508
Current portion of notes payable	589,246	589,246
Operating lease liability	13,870	74,189
Deferred revenues	30,389	46,477
Advances from customers	-	96,428
Total current liabilities of discontinued operations	$1,088,722	$1,238,848

NOTE 15 – SUBSEQUENT EVENTS

On October 17, 2022,the company and GHS extended the maturity date of the Purchase Agreement to April 4, 2023.

On October 17, 2022, the Company sold 12,526,048 shares to GHS at $0.005865 and received net proceeds of $70,971, after deducting transaction and broker fees of $2,494.

On October 31, 2022, the Company and the lender of certain promissory notes agreed to extend the maturity date of such notes to October 31, 2024. The Company agreed to increase the interest rate to 15% per annum and to issue warrants to purchase in the aggregate 375,000,000 shares of common stock at an exercise price of $0.0067 and an expiry date of October 31, 2025 (see Note 7).

On November 1, 2022, the Company sold 12,935,085 shares to GHS at $0.005525 and received net proceeds of $69,012, after deducting transaction and broker fees of $2,454.

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation is a wholly owned subsidiary of the Company. Ozop Capital was formed as a holding company to seek to develop a captive insurance company. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital.

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

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can sell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-GridTM System, patent pending, was developed for the off-grid distribution of electricity to remove or reduce the dependency on utilities that currently burdens the EV Charging sectors. It will also reduce or eliminate the lengthy permitting processes and streamline the installations of those EV chargers.

Modular Energy Distribution System: The Neo-GridTM System patent pending, consists of the design, engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. OES has acquired through a license the rights to a proprietary system, the Neo-GridsTM System (patent pending), for the capture and distribution of electrical energy for the EV market. The Neo-GridsTM System will serve both the private auto and the commercial sectors. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-GridsTM System leverages this accelerated growth by offering (1) charging locations that can be rapidly installed in restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources having little to no carbon footprint.

OES has developed a business plan for the Neo GridTM distribution system, a solution to alleviate the stress on the existing grid-tied infrastructure. The Company has completed its’ Neo GridTM research and development as well as the first stage that includes the specifications and engineered technical drawings. This completion of the first stage of allows us to move forward with stage two, as well as to begin to construct the first prototype or proof of concept, (“PoC”). Our PoC design is partially reliant on auto manufacturers establishing standardizations of the actual charging/discharging protocols of the batteries such as on-board inverters as well as bi-directional capabilities in electric vehicles, which have only recently been established. As the market growth rate of EV’s continues to rise, the stress on the existing grid-tied infrastructure shows the need for the continued development of our Neo-GridTM System as a viable solution.

OES management has decades of experience in the renewable, storage and resilient energy businesses and associated markets, which include but are not limited to project finance, project development, equipment finance, construction, utility protocol, regulatory policy and technology assessment.

Ozop Plus markets vehicle service contracts (“VSC’s”) for electric vehicles (EV’s) that offer consumers to be able to purchase additional months and miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus marketed VSC’s will give “peace of mind” to the EV buyer.

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all of the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. Royal’s VSCs are now effective in 35 states and the others have various waiting times or approvals needed.

●	On October 13, 2022, EVCO entered into a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

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

Stock Purchase Agreement and Stock Redemption Agreement

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

Results of Operations for the three and nine months ended September 30, 2022 and 2021:

Revenue

For the three and nine months ended September 30, 2022, the Company generated revenue of $3,928,918 and $11,614,117, respectively, compared to $4,716,607 and $5,971,589 for the three and nine months ended September 30, 2021, respectively. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Ozop Engineering and design (“OED”) operations began in the quarter ended June 30, 2022, and are classified as design and installation. Sales are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sourced and distributed products	$3,907,318	$4,716,607	$11,576,017	$5,971,589
Design and installation	21,600	-	38,100	-
Total	$3,928,918	$4,716,607	$11,614,117	$5,971,589

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

Based on the above situation, the Company placed approximately $14,422,000 of purchase orders for solar panels and as of the date of the filing of this report has fully paid and received approximately $7,265,000 of this product. Additionally, the Company has made approximately $1,499,000 of additional deposits to vendors, resulting in a remaining balance of $5,658,000 of open purchase orders to vendors, to assure product delivery of approximately $7.2 million with a forecasted delivery of $3.9 million in Q4 2022 and $3.3 million in Q1 2023. The Company was expecting to receive additional product in Q3 2022, that has been delayed until Q4 2022, which impacted revenues for the three and nine months ended September 30, 2022. Based on the above and the Company’s current on-hand inventory, management anticipates the potential for a significant increase in fourth quarter sales over Q3 2022 sales.

Cost of sales

For the three and nine months ended September 30, 2022, the Company recognized $3,598,918 and $10,634,170, respectively of cost of sales, compared to $4,370,680 and $5,575,557 for the three and nine months ended September 30, 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sourced and distributed products	$3,598,918	$4,370,680	$10,634,170	$5,575,558

Total	$3,598,918	$4,370,680	$10,634,170	$5,575,558

Based on the above cost of sales, gross margin was 8.4% for the three and nine months ended September 30, 2022, compared to 7.3% and 6.6% for the three and nine months ended September 30, 2021, respectively. The increase of gross margin for the three and nine months is a result of the mix of customer sales.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2022, were $1,514,524 and $4,648,920, compared to $1,708,102 and $11,309,256 for the three and none months ended September 30, 2021, respectively. The operating expenses were comprised of:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Wages and management fees, related parties, including stock-based compensation	$220,000	$70,000	$850,000	$3,559,999
Stock-based compensation, other	-	668,711	136,249	5,784,656
Salaries, taxes and benefits	411,411	275,375	996,321	397,889
Professional and consulting fees	495,820	292,278	1,674,319	830,365
Advertising and marketing	8,045	9,487	13,233	20,263
Rent and office expense	63,287	62,378	186,228	103,928
Insurance	88,256	62,961	222,547	89,609
General and administrative	227,705	266,912	600,023	522,547
Total operating expenses	$1,514,524	$1,708,102	$4,648,920	$11,309,256

Wages and management fees- related parties, are amounts paid to our CEO. On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month, and effective September 1, 2021, Mr. Conway began to receive $10,000 per month from Ozop Capital. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022 and OES began compensating Mr. Conway $20,000 in March 2022. Below is a summary of wages and management fees:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
CEO management fees	$220,000	$70,000	$850,000	$709,999
Stock-based compensation	-	-	-	2,850,000
Total other (income) expense	$220,000	$70,000	$850,000	$3,559,999

Stock based compensation for the nine months ended September 30, 2022, of $136,429 is comprised of the following:

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.027 per share. During the nine months ended September 30, 2022, the Company included $135,000 in stock compensation expense.
●	$1,249 of amortization of stock compensation for shares issued in April 2021.

Stock based compensation, other for the three and nine months ended September 30, 2021, of $668,711 and $5,784,656 is comprised of the following stock issuances:

●	5,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. For the three and nine months ended September 30, 2021, $250,000 and $583,562, respectively, is included in stock-based compensation expense.

●	10,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the three and nine months ended September 30, 2021, the Company recorded $21,211 and $55,595, respectively, as stock-based compensation expense.

●	5,000,000 shares issued in April 2021 for services. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the nine months ended September 30, 2021.

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. For the nine months ended September 30, 2021, the Company included $56,000 in stock compensation expense.

●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021 (see Note 12). The shares were valued at $0.2386 per share. For the nine months ended September 30, 2021, the Company included $2,386,000 in stock compensation expense.

●	5,000,000 shares of common stock to be issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share. For the nine months ended September 30, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock.

●	Issuance of 200 shares and 950 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $1,150,000 for the nine months ended September 30, 2021.

●	5,000,000 shares of common stock to be issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.0745 per share. For the three and nine months ended September 30, 2021, the Company included $372,500 in stock compensation expense for the 5,000,000 shares of common stock.

●	452,080 shares of common stock issued for services (see Note 12). The shares were valued at $0.0553 per share (the market price of the common stock on the date of the agreement), and $25,000 is included in stock-based compensation expense for the three and nine months ended September 30, 2021.

Salaries, taxes and benefits increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increase was a result of the current periods including $268,091 and $767,438, respectively, compared to $275,375 and $397,889 for the three and nine months ended September 30, 2021, respectively, of expenses related to OES and $143,320 and $198,882 for the three and nine months ended September 30, 2022, respectively, for OED. OES now has annual gross payroll of approximately $512,000 and an additional $351,000 on an annual basis of personnel focused on the Company’s battery storage vertical. OED currently has five employees with an aggregate annual compensation of $457,000.

Professional and consulting fees increased for the three and nine months ended September 30, 2022, compared to September 30, 2021. The increases are due to increases in accounting expenses of Ozop and its’ subsidiaries in the current three- and nine-month periods and consultants engaged in the second quarter of 2021 by Ozop Capital Partners that have been engaged for the entire nine months ended September 30, 2022, as Ozop Plus initiates its business plan regarding vehicle service contracts on electric vehicles.

Advertising and marketing expenses decreased for the three and nine months ended September 30, 2022, compared to September 30, 2021. The decreases were related to marketing programs during 2021, including brand awareness programs for Ozop.

Rent and office expense (including supplies, utilities and internet costs) remained the same for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and increased for the nine months ended September 30, 2022, compared to the none months ended September 30, 2021. The increase is the result of including in the current period, rent and office expense of approximately $147.916 for the nine months ended September 30, 2022, compared to $69,221 for the nine months ended September 30, 2021, for OES. The Company estimates that the monthly OES rent and office expense for the California operation to be approximately $18,000 per month.

Insurance expense increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The increase was the result of including in the current three- and nine-month periods, insurance expense of approximately $68,465 and $201,413, respectively, for the three and nine months ended September 30, 2022, compared to $62,961 and $89,609 for the three and nine months ended September 30, 2021, for OES. OED’s insurance expense was $19,790 and $21,135 for the three and nine months ended September 30, 2022. The Company estimates that the monthly OES and OED insurance expense to be approximately $30,000 per month.

Other Income (Expenses)

Other income, net was $513,156 and $8,501,649 for the three and nine months ended September 30, 2022, respectively, compared to other income, net of $13,314,765 for the three months ended September 30, 2021, and other expenses of $186,842,894 for the nine months ended September 30, 2021, and were comprised of as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest expense	$1,424,554	$4,123,535	$6,812,834	$49,062,523
(Gain) loss on change in fair value of derivatives	(1,937,710)	(17,483,300)	(15,314,483)	25,892,783
Loss on extinguishment of debt	-	-	-	95,437,587
Debt restructure expense	-	-	-	16,450,000
Total other (income) expense	$(513,156)	$(13,314,765)	$(8,501,649)	$186,842,894

The decrease in other income, net, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily a result of the reduced gain on the change in fair value of the derivatives and the reduced interest expense related to the amortization of debt discounts associated with the maturity dates of certain of the company’s promissory notes. Other expenses for the nine months ended September 30, 2021, includes the loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished. The Company also issued 175,000,000 shares of restricted common stock related to the restructure of the deferred liability. The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs. Also included in interest expense for the nine months ended September 30, 2021, is the initial $38,907,939 of fair value related to the issuance of 300,000,000 warrants. In addition, the amortization of debt discounts of $8,810,332 and losses on changes in fair values of derivatives, related to convertible notes and warrants.

Net income (loss)

Net loss for the three months ended September 30, 2022, was $534,988 compared to net income of $11,714,722 for the three months ended September 30, 2021. The change was primarily a result of the reduced gain on the change in fair value of derivatives in the current period compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company had net income $4,975,556 compares to a net loss of $197,989,599 for the nine months ended September 30, 2021. The loss for the nine months ended September 30, 2021, was primarily a result of the other expenses descried above as well as $7,965,945 of stock- based compensation expenses included in the operating expenses for the nine months ended September 30, 2021.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had an accumulated deficit of $212,351,054 and a working capital deficit of $23,000,162 (including derivative liabilities of $5,652,218). As of September 30, 2022, the Company was in default of $14,142,588 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of September 30, 2022, we had cash of $2,063,235 as compared to $6,767,167 at December 31, 2021. As of September 30, 2022, we had current liabilities of $29,794,842 (including $5,652,218 of non-cash derivative liabilities), compared to current assets of $6,794,680, which resulted in a working capital deficit of $23,000,162. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, lease obligations, notes payable and liabilities of discontinued operations.

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

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $5,185,222 compared to $6,350,242 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our net cash used in operating activities was primarily attributable to the net income of $4,445,884, adjusted by non- cash interest expense of $5,020,528, stock-based compensation of $136,249 and the non-cash expenses of amortization and depreciation of $132,924. This was offset by the gain on the fair value changes in derivatives related to warrants and convertible notes of $15,314,483. Net changes of $246,943 in operating assets and liabilities decreased the cash used in operating activities.

For the nine months ended September 30, 2021, our net cash used in operating activities was primarily attributable to the net loss of $197,989,599, adjusted by loss on debt extinguishment of $95,437,589, non- cash interest expense of $47,838,062 (including $38,907,939 for the initial fair value of the 300,000,000 warrants issued), losses on the fair value changes in derivatives related to warrants and convertible notes of $25,892,783, debt restructuring costs of $16,450,000, stock-based compensation of $8,634,656 and the non-cash expenses of interest and amortization and depreciation of $62,438. Net changes of $2,241,716 in operating assets and liabilities increased the cash used in operating activities, primarily as a result of the start-up of the Company’s California operations in the support of inventory and accounts receivable.

Investing Activities

For the nine months ended September 30, 2022, the net cash used in investing activities was $198,632, compared to $109,769 for the nine months ended September 30, 2021. The amounts for both periods were a result of the Company purchasing office furniture and equipment.

Financing Activities

For the nine months ended September 30, 2022, the Company received shares proceeds of $814,625, net of issuance costs. During the nine months ended September 30, 2021, net cash provided by financing activities was $8,475,000. We received $12,000,000 of proceeds from the issuances of $13,310,000 face value of promissory notes, $13,100,000 (net of costs) from the Series D SPA. During the nine months ended September 30, 2021, the Company acquired 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock from Chis for $11,250,000, redeemed 5,000 shares of the Series E Preferred Stock for $5,000,000 and repaid $375,000 of notes payable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021).

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

