Form 10-K
period 2022-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2023-04-17
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

55 Ronald Reagan Blvd. Warwick, NY 10990 (877) 785-6967
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2022, was $56,392,828 (computed using the closing price of the common stock on June 30, 2022, as reported by the OTC Markets).

As of March 31, 2023, 4,886,061,882 shares of common stock of the registrant were outstanding.

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

Corporate Matters

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see below). As of December 31, 2022, and 2021, there were 2,500 shares, respectively, of Series C Preferred Stock issued and outstanding, all owned by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2022, and 2021, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2022. Mr. Conway owns 1,333 shares of Series D Preferred Stock as of December 31, 2022, and 2021.

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

On April 4, 2022, the Company, and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,0000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a twelve (12)- month period ending April 4, 2023, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2022, and 2021.

Recent Events

On January 18, 2023, the Company and GHS signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,0000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending July 18, 2023, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On January 31, 2023, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the 2nd GHS Purchase Agreement.

Business Overview

Ozop Energy Systems

OES was formed to be a distributor of renewable energy products and is actively engaged in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. OES management has decades of experience in the renewable, storage and resilient energy businesses and associated markets, which include but are not limited to project finance, project development, equipment finance, construction, utility protocol, regulatory policy and technology assessment.

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

Ozop Plus

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation and a wholly owned subsidiary of the Company. On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurer that reinsures in the State of Delaware. EVCO (DBA “OZOP Plus”) is a wholly owned subsidiary of Ozop Capital. EVCO has agreements with others whereby the battery premium associated with any EV VSC will be ceded to EVCO. Ozop Plus markets vehicle service contracts (“VSC’s”) for electric vehicles (EV’s) that offer consumers to be able to purchase additional months and miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus marketed VSC’s will give “peace of mind” to the EV buyer.

Ozop Engineering and Design

OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners are able to offer the resources needed for lighting, solar and electrical design projects. OED provides its’ customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs by working with architects, engineers, facility managers, electrical contractors and engineers.

Sales and marketing

The Company markets its products through its websites as well as attending industry specific trade shows. Additionally, Ozop Plus markets the EV VSC in conjunction with Royal Administration Services, Inc. (“Royal”) through Royal’s agents and the Company also will begin marketing the product through various third-party websites and portals for additional direct to consumer marketing to EV owners. In April 2023, OED began marketing its’ maintenance and support contract program, named Ozop Secure to existing customers as well as through other distributors.

Competition

We compete with many companies in the various application segments including larger, more established companies with substantial capabilities, personnel and financial resources. Many of our competitors have a larger presence in global markets.

Employees

As of the date of this filing, the Company employs 9 full time employees. Ozop also has contracts with various independent contractors and consultants to fulfill additional needs, including accounting, investor relations, business development, permitting, and other corporate functions, and may increase staff further as we expand activities and bring new projects online.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares at $0.0063 per share, (the market value of the common stock on the date of the agreement) and had initially recorded $630,000 as a prepaid expense. On September 6, 2022, the Company was assigned the title to a property located at 55 Ronald Reagan Blvd, Warwick, NY 10990, in exchange for the 100,000,000 shares of common stock that were issued to the building owner in January 2021. The Company also entered into a free one-year Maintenance Agreement. The Company allocated $30,000 of the prepaid expense to the Maintenance Agreement and is amortizing the $30,000 over the one-year term. The Deed was recorded in the name of the Company on October 4, 2022. The Company reclassed the remaining $600,000 as a fixed asset and credited prepaid expense.

On April 14, 2021, the Company entered into a five-year lease which began on June 1, 2021, for approximately 8,100 square feet of office and warehouse space in Carlsbad, California, expiring May 31, 2026. Initial lease payments of $13,148 began on June 1, 2021, and increase by approximately 2.4% annually thereafter.

ITEM 3. LEGAL PROCEEDINGS.

On November 14, 2022, Ozop Energy Systems, Inc. filed a complaint in the Superior Court for County of San Diego, State of California, Ozop Energy Systems, Inc. v. Serna, et al., Case No. 37-2022-00046102-CU-BT-NC, against five former employees, and a corporation owned by two of those defendants, Your Home Solution Corp. (“YHS”), which asserts claims for (1) fraud and deceit; (2) breach of duty of loyalty; (3) intentional interference with prospective economic advantage; (4) violation of Penal Code section 496; (5) violation of Business and Professions Code section 17200, et. seq.; (6) and accounting. The Complaint alleges that the individual defendants, while working for Ozop Energy Systems, Inc., illegally diverted customers and profits that belonged to Ozop Energy Systems, Inc. The Complaint seeks damages in the form of past and future profits, restitution of compensation, and punitive damages.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on April 10, 2023, was $0.006.

Holders

As of December 31, 2022, the Company had 4,771,275,349 shares of our common stock issued and outstanding held by 117 holders of record.

Recent Sales of Unregistered Securities

The following table are all shares issued during the quarter ended December 31, 2022:

On October 17, 2022, the Company sold 12,526,048 shares to GHS at $0.005865 and received net proceeds of $70,971, after deducting transaction and broker fees of $2,494.

On November 1, 2022, the Company sold 12,935,085 shares to GHS at $0.005525 and received net proceeds of $69,012, after deducting transaction and broker fees of $2,454.

On November 17, 2022, the Company sold 12,806,931 shares to GHS at $0.004845 and received net proceeds of $59,784, after deducting transaction and broker fees of $2,266.

On December 2, 2022, the Company sold 26,989,247 shares to GHS at $0.004845 and received net proceeds of $127,123, after deducting transaction and broker fees of $3,640.

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation and a wholly owned subsidiary of the Company, and was formed as a holding company. On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurer that reinsures in the State of Delaware. EVCO (DBA “OZOP Plus”) is a wholly owned subsidiary of Ozop Capital.

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

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. Royal’s VSCs are now effective in 46 states and the others have various waiting times or approvals needed.

●	On October 13, 2022, EVCO entered a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners can offer the resources needed for lighting, solar and electrical design projects. OED will provide its’ customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs by working with architects, engineers, facility managers, electrical contractors and engineers.

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

On July 13, 2021, the Company entered into a Definitive Agreement (the “Agreement”) with Chis to purchase the 47,500 shares of the Company’s Series C Preferred Stock held by Chis and the 18,667 shares of the Company’s Series D Preferred Stock held by Chis for the total purchase price of $11,250,000. The Agreement was closed on July 27, 2021.

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2022, and 2021.

Results of Operations for the years ended December 31, 2022, and 2021:

Revenue

For the year ended December 31, 2022, the Company generated revenue of $16,629,450 compared to $10,595,799 for the year ended December 31, 2021. Revenues from Ozop Energy Systems, Inc. (“OES”) began in May 2021 and are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) operations began in the quarter ended June 30, 2022, and are classified as design and installation. Sales are summarized as follows:

	Year ended December 31,
	2022	2021
Sourced and distributed products	$16,537,350	$10,595,799
Design and installation	92,100	-
Total	$16,629,450	$10,595,799

As it did for most of the solar industry; OES’s importing of solar panels issues that began in the 4th quarter of 2021, continued during 2022. Covid issues continued to be disruptive to a continual source of product from foreign manufacturers as well as ocean freight backlogs and covid issues that plagued the port of arrivals related to the unloading of containers and the eventual customs clearance of the imported goods. An announcement by the U.S. Department in March 2022 stated it would investigate allegations that solar panel manufacturers in Southeast Asia are using Chinese-made parts and evading U.S. tariffs has raised alarms concerning both trade and environmental policy The department announced March 28 that it would investigate claims by California-based solar panel manufacturer that solar energy equipment manufacturers in Cambodia, Malaysia, Thailand and Vietnam have close business ties to companies in China that produce the raw materials and some components of solar panel assemblies. On June 6, 2022, President Biden waived tariffs on solar panels from four Southeast Asian nations for two years and invoked the Defense Production Act to spur domestic solar panel manufacturing at home. The tariff exemption will serve as a “bridge” while U.S. manufacturing ramps up.

As of December 31, 2022, the Company had inventory of approximately $3,601,000 of which approximately $3,092,000 are solar panels. As of the date of this report the Company also has outstanding purchase orders with its panel supplier of $14,393,000 and has paid deposits of approximately $3,908,000 towards these open purchase orders. In order to meet our current customers anticipated needs for 2023, the Company would need to purchase approximately an additional $5,000,000 to be received in Q4/2023. Based on the above, management anticipates revenues may approach $20 million for 2023 for solar products.

Cost of sales

For the years ended December 31, 2022, and 2021, the Company recognized $15,281,791 and $9,763,943, respectively, of cost of sales.

	Year ended December 31,
	2022	2021
Sourced and distributed products	$15,281,791	$9,763,943

Based on the above cost of sales, gross margin was 8.1% and 7.85% for the years ended December 31, 2022, and 2021, respectively. Gross margin for OES was consistent on a year-to-year comparison. While the Company expects margins to remain similar for 2023, the expected increase in revenues should create additional gross profit dollars in 2023 compared to 2022.

Operating expenses

Total operating expenses for the years ended December 31, 2022, and 2021, were $5,959,344 and $13,443,400, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2022	2021
Management fees, related parties including stock-based compensation of $-0- and $2,850,000, respectively	$1,090,000	$3,662,099
Stock-based compensation, other	136,249	6,472,751
Salaries, taxes, and benefits	1,302,173	662,758
Professional and consulting fees	1,885,700	1,254,604
Advertising and marketing	51,441	23,025
Rent and office expenses	285,076	163,563
Insurance	278,885	205,970
General and administrative. Other	929,820	998,630
Total	$5,959,344	$13,433,400

Management fees- related parties, are amounts paid to our CEO. On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month, and effective September 1, 2021, Mr. Conway began to receive $10,000 per month from Ozop Capital. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and receives an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022 and OES and OED began compensating Mr. Conway $20,000 in April 2022. Below is a summary of wages and management fees:

	Year ended December 31,
	2022	2021
CEO, parent	$1,090,000	$812,099
CEO, parent- Series E Preferred Stock	-	2,850,000
Total	$1,090,000	$3,662,099

The Series E Preferred Stock based compensation for the year ended December 31, 2021, is a result of on March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and on April 16, 2021, the BOD authorized the issuance of 1,050 to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,850,000 as stock-based compensation expense for year ended December 31, 2021.

Stock based compensation, other, for the year ended December 31, 2022, of $136,429 is comprised of the following:

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.027 per share. During the year ended December 31, 2022, the Company included $135,000 in stock compensation expense.
●	$1,249 of amortization of stock compensation for shares issued in April 2021.

Stock based compensation, other, for the year ended December 31, 2021, of $6,472,751 is comprised of the following stock issuances:

●	5,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. The consultant was terminated in October 2021, and accordingly, for the year ended December 31, 2021, $1,000,000 is included in stock-based compensation expense.

●	10,000,000 shares issued in April 2021 pursuant to a one-year consulting agreement. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the year ended December 31, 2021, the Company recorded $74,751 as stock-based compensation expense.

●	5,000,000 shares issued in April 2021 for services. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the year ended December 31, 2021.

●	10,000,000 shares issued for services. The shares were valued at $0.0056 per share, the date the Company agreed to issue the shares. For the year ended December 31, 2021, the Company included $56,000 in stock compensation expense.

●	10,000,000 shares issued pursuant to a consulting agreement dated February 24, 2021. The shares were valued at $0.2386 per share. For the year ended December 31, 2021, the Company included $2,386,000 in stock compensation expense.

●	5,000,000 shares of common stock issued in the aggregate to two new employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.23 per share (the market price of the common stock on the date of the issuance). For the year ended December 31, 2021, the Company included $460,000 in stock compensation expense for the 5,000,000 shares of common stock.

●	Issuance of 200 shares and 950 shares of Series E Preferred Stock, with a redemption value of $1,000 per share, resulting in stock compensation expense of $1,150,000 for the year ended December 31, 2021.

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.0745 per share (the market price of the common stock on the date of the issuance). For the year ended December 31, 2021, the Company included $372,500 in stock compensation expense for the 5,000,000 shares of common stock.

●	452,080 shares of common stock issued for services. The shares were valued at $0.0553 per share (the market price of the common stock on the date of the agreement), and $25,000 is included in stock-based compensation expense for the year ended December 31, 2021.

●	637,755 shares of common stock to be issued for services. The shares were valued at $0.0392 per share (the market price of the common stock on the date of the issuance), and $25,000 is included in stock-based compensation expense for the year ended December 31, 2021.

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.0455 per share (the market price of the common stock on the date of the issuance). For the year ended December 31, 2021, the Company included $227,500 in stock compensation expense for the 5,000,000 shares of common stock.

Salaries, taxes, and benefits increased for the year ended December 31, 2022, compared to December 31, 2021. The increase was a result of 2022 having a full year for Ozop Energy Systems and Ozop Engineering and Design and EV Insurance company having employees beginning in April 2022, and October 2022, respectively.

	Year ended December 31,
	2022	2021
Ozop Energy Systems	$952,411	$662,758
Ozop Engineering and Design	314,587	-
EV Insurance Company	35,175	-
Total	$1,302,173	$662,758

Ozop Energy Systems currently has 3 employees with an aggregate annual salary of $276,000 and focused on the battery storage system, information technology and general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED currently has six employees with an aggregate annual compensation of $588,000. EV Insurance Company has one employee with annual compensation of $125,000.

Professional and consulting fees increased for the year ended December 31, 2022, compared to December 31, 2021. The increase is due to increases in accounting expenses of Ozop and its’ subsidiaries in 2022 and consultants engaged in the second quarter of 2021 by Ozop Capital Partners that have been engaged for nine months during the year ended December 31, 2022.

Advertising and marketing expenses increased for the year ended December 31, 2022, compared to December 31, 2021. The increases were related to website development, and lead generation costs.

Rent and office expense (including supplies, utilities, and internet costs) increased for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase is the result of including in the current period, rent and office expense for the full year of approximately $222,334 for the year ended December 31, 2022, compared to from June 1, 2021, of $121,343 for the year ended December 31, 2021, for OES. Effective March 1, 2023, OES has subleased the Carlsbad office and warehouse to a third party.

Insurance expense increased for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was the result of including in the current period insurance expense of approximately $232,664 for the year ended December 31, 2022, compared to $205,970 for the year ended December 31, 2021, for OES. OED’s insurance expense was $44,471 for the year ended December 31, 2022. The Company estimates that the monthly OES and OED insurance expense to be approximately $20,000 per month.

Other Income (Expenses)

Other income, net, for the year ended December 31, 2022, was $10,763,570 compared to other expenses, net, for the year ended December 31, 2021, of $182,457,670 and were as follows.

	Year ended December 31,
	2022	2021
Interest expense	$8,438,861	$53,208,600
(Gain) loss on change in fair value of derivatives	(19,202,431)	17,349,076
Debt restructure expense	-	16,450,000
Loss on extinguishment of debt	-	95,449,994
Total other expense, net	$(10,763,570)	$182,457,670

The decrease in interest expense for the year ended December 31, 2022, is primarily a result of the initial $38,907,939 of interest expense related to the fair value of the issuance of 375,000,000 warrants during the year ended December 31, 2021. Included in other expenses for the year ended December 31, 2021, is the loss on extinguishment of debt related to the market value of shares of common stock issued in excess of the debt and accrued interest extinguished, and $16,450,000 for the issuance of 175,000,000 shares of restricted common stock related to the restructure of the deferred liability. The shares were valued at $0.094 per share and the Company recognized $16,450,000 of restructuring costs.

Net income (loss)

Net income attributable to the Company for the year ended December 31, 2022, was $6,025,812 compared to a net loss of $195,047,946 for the year ended December 31, 2021. The change was primarily a result of the gain on the change in fair value of derivatives of $19,202,431 for the year ended December 31, 2022, compared to the expense of $17,349,075 year ended December 31, 2021. The loss for the year ended December 31, 2021, also included loss on debt settlements of $95,449,996 and $16,450,000 of debt restructure expenses, as well as $9,322,751 of stock- based compensation expenses included in the operating expenses for the year ended December 31, 2021.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $211,300,799 and a working capital deficit of $7,552,616 (including derivative liabilities of $4,314,270). As of December 31, 2022, the Company was in default of $1,470,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Currently, our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business, however, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. If we are unable to generate capital or raise additional funds when required, it will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Management’s plans in regard to these factors are discussed below and also in Note 2 to the consolidated financial statements filed herein.

For the year ended December 31, 2022, we primarily funded our business operations with the existing cash on hand as of January 1, 2022, and $2,510,000 of proceeds received pursuant to the issuance of a promissory note and $1,141,514 received from sales of common stock.

As of December 31, 2022, we had cash of $1,369,210 as compared to $6,632,194 as of December 31, 2021. As of December 31, 2022, we had current liabilities of $15,809,229 (including $4,314,270 of non-cash derivative liabilities), compared to current assets of $8,256,613, which resulted in a working capital deficit of $7,552,616. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, lease obligations, notes payable and liabilities of discontinued operations.

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

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $8,599,296 compared to $6,354,717 for the year ended December 31, 2021. For the year ended December 31, 2022, our net cash used in operating activities was primarily attributable to the net income of $6,151,885, adjusted by non- cash interest expense of $5,938,622, stock-based compensation of $136,249 and the non-cash expenses of amortization and depreciation of $191,818. This was offset by the gain on the fair value changes in derivatives related to warrants and convertible notes of $19,202,431. Net changes of $1,551,000 in operating assets and liabilities increased the cash used in operating activities.

For the year ended December 31, 2021, our net cash used in operating activities was primarily attributable to the net loss of $195,069,214, adjusted by loss on debt extinguishment of $95,449,996, non- cash interest expense of $51,487,601 (including $38,907,939 for the initial fair value of the 375,000,000 warrants issued), losses on the fair value changes in derivatives related to warrants and convertible notes of $17,349,075, debt restructuring costs of $16,450,000, stock-based compensation of $9,322,751 and the non-cash expenses of interest and amortization and depreciation of $103,000. Net changes of $779,989 in operating assets and liabilities increased the cash used in operating activities, primarily because of the start-up of the Company’s California operations in the support of inventory and accounts receivable.

Investing Activities

For the year ended December 31, 2022, the net cash used in investing activities was $65,202, compared to net cash provided by investing activities of $116,836 for the year ended December 31, 2021.

Financing Activities

For the year ended December 31, 2022, the net cash provided by financing activities was $3,401,514, compared to $11,475,000 for the year ended December 31, 2021. During the year ended December 31, 2022, we received $2,510,000 of proceeds from the issuance of $3,020,000 promissory note and $1,141,514, net of issuance costs, from the sales of common stock to GHS. During the year ended December 31, 2022, we made payments of $250,000 for notes payable.

During the year ended December 31, 2021, we received $15,000,000 of proceeds from the issuances of $16,610,000 face value of promissory notes and $13,100,000 (net of costs) from the Series D SPA. During the year ended December 31, 2021, the Company acquired 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock from Chis for $11,250,000, redeemed 5,000 shares of the Series E Preferred Stock for $5,000,000, and repaid $375,000 of notes payable.

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2022, and 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2022, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2022, as described below.

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

Name	Age	Position	Beginning
Brian Conway	52	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

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

Family Relationships

None

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

As with most small, early-stage companies until such time as our Company further develops our business, achieves a greater revenue base, and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. The Company does not believe that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2022.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2022 and 2021:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years 2022, and 2021;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2022, and 2021, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022. Compensation information is shown for the fiscal years ended December 31, 2022, and 2021:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Brian P Conway (1)	2022	$840,000	$250,000	$-	$—	$—	$1,090,000
	2021	$280,000	$532,099	$2,850,000	$—	$—	$3,662,099
Catherine Chis(2)	2022	$-	$—	$—	$—	$—	$-
	2021	$141,666	$—	$—	$—	$—	$141,666

(1) On February 28, 2020, Mr. Conway was appointed as the Company’s Chief Executive Officer.

(2) Ms. Chis was the CEO of PCTI from 2018 until her resignation in July 2021.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation on Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income (loss)
2022	$1,090,000	$1,090,000	$-	$-	-84.7%	N/A	$6,025,812
2021	$3,662,099	$3,662,099	$141,666	$141,666	353.6%	N/A	$(195,047,946)
2020	$4.664.452	$377,804	$83,500	$83,500	-99.6%	N/A	$(20,968,250)

2022 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2022, or December 31, 2021.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2022, and 2021.

EXECUTIVE EMPLOYMENT AGREEMENTS

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Conway received an initial annual salary of $120,000, for his position of CEO of the Company, payable monthly. Pursuant to the contract, Mr. Conway was issued 2,500 shares of Series C Preferred Stock, and on August 28, 2020, Mr. Conway was issued 1,333 shares of Series D Preferred stock and 500 shares of series E Preferred Stock.

Effective January 1, 2021, Mr. Conway’s compensation is $20,000 per month, and on September 1, 2021, Mr. Conway began receiving $10,000 per month from Ozop Capital. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022 and OES and OED began compensating Mr. Conway $20,000 in April 2022.

Other than the foregoing, currently, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development, and we will make appropriate additional disclosures as they are further developed and formalized.

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through fiscal 2020. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of March 31, 2023, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of March 31, 2023, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Brian P Conway, CEO and Director (2)	Common Stock	2,134,710,010	30.4%
	Series C Preferred Stock	2,500	100.0%
	Series D Preferred Stock	1,333	99.9%

(1) Percentages are based on 4,879,032,132 shares of the Company’s common stock, 2,500 shares of Series C Preferred Stock and 1,334 shares of Series D Preferred stock issued and outstanding as of March 31, 2023. The voting rights associated with the Series C Preferred Stock in the aggregate are equal to 67% of the total vote. Series C Preferred Stock has no conversion rights. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of Series D shares being converted. Series D Preferred Stock has no voting rights.

(2) Includes 1,333 shares of Series D Preferred Stock convertible into 2,134,710,010 shares of common stock.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2022, and 2021, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2022	2021
CEO, parent	$1,090,000	$812,099
CEO, parent- Series E Preferred Stock	-	2,850,000
Total	$1,090,000	$3,662,099

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2022, and 2021.

	2022	2021
Audit Fees(1)	$87,500	$76,000
Total Fees	$87,500	$76,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	April 17, 2023

OZOP ENERGY SOLUTIONS, INC.

COSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Energy Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Energy Solutions, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, As of December 31, 2022, the Company had an accumulated deficit of $211,300,799 and a working capital deficit of $7,552,616 (including derivative liabilities of $4,314,270). As of December 31, 2022, the Company was in default of $1,470,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

April 17, 2023

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,369,210	$6,632,194
Prepaid expenses	59,405	139,455
Accounts receivable	173,151	1,292,800
Inventory	3,601,026	788,110
Vendor deposits	3,053,821	830,869
Assets of discontinued operations	-	570,317
Total Current Assets	8,256,613	10,253,745

Operating lease right-of-use asset, net	507,706	633,497
Property and equipment, net	711,615	112,441
Other Assets	13,408	568,249
TOTAL ASSETS	$9,489,342	$11,567,933

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$5,089,009	$2,813,835
Convertible notes payable, net of discounts	25,000	25,000
Current portion of notes payable, net of discounts	4,447,605	12,422,060
Customer deposits	250,000	73,420
Deferred liability	490,000	750,000
Derivative liabilities	4,314,270	20,966,701
Operating lease liability, current portion	133,508	120,177
Liabilities of discontinued operations	1,059,837	1,238,849
Total Current Liabilities	15,809,229	38,410,043

Long Term Liabilities
Note payable, net of discount	14,272,500	389,423
Operating lease liability, net of current portion	384,382	517,890
TOTAL LIABILITIES	30,466,111	39,317,356

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 and shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (4,990,000,000 shares authorized par value $0.001; 4,771,275,349 (2022) and 4,617,362,977 (2021) shares issued and outstanding)	4,771,275	4,617,363
Treasury Stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares as of December 31, 2022 and 2021	638	638
Additional paid in capital	197,586,824	196,464,222
Accumulated Deficit	(211,300,799)	(217,326,611)
Total Ozop Energy Solutions, Inc. stockholders’ equity (deficit)	(20,191,992)	(27,494,318)
Noncontrolling interest	(784,777)	(255,105)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(20,976,769)	(27,749,423)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	9,489,342	$11,567,933

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Revenue	$16,629,450	$10,595,799
Cost of goods sold	15,281,791	9,763,943
Gross profit	1,347,659	831,856

Operating expenses:
General and administrative, related parties	1,090,000	3,662,099
General and administrative, other	4,869,344	9,781,301
Total operating expenses	5,959,344	13,443,400

Loss from continuing operations	(4,611,685)	(12,611,544)

Other (income) expenses:
Interest expense	8,438,861	53,208,600
(Gain) loss on change in fair value of derivatives	(19,202,431)	17,349,076
Loss on extinguishment of debt	-	95,449,994
Debt restructure expense	-	16,450,000
Total Other (Income) Expenses	(10,763,570)	182,457,670

Net income (loss) from continuing operations before income taxes	6,151,885	(195,069,214)
Income tax provision	-	-
Net income (loss) from continuing operations	6,151,885	(195,069,214)
Discontinued Operations:
Loss on disposal of assets	(252,538)	-
Loss on discontinued operations	(403,207)	(233,837)
Loss on discontinued operations	(655,745)	(233,837)
Net income (loss)	5,496,140	(195,303,051)
Less: net loss attributable to noncontrolling interest	(529,672)	(255,105)
Net income (loss) attributable to Ozop Energy Solutions, Inc.	$6,025,812	$(195,047,946)

Income (loss) from continuing operations per share of common stock basic and fully diluted	$0.00	$(0.04)
Income (loss) from discontinued operations per share of common stock basic and fully diluted	$(0.00)	$(0.00)
Income (loss) per share basic and fully diluted	$0.00	$(0.04)

Weighted average shares outstanding
Basic and diluted	4,661,316,460	4,442,045,075

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2022

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2022	637,755	$638	2,500	$3	1,334	$1	4,617,362,977	$4,617,363	$(11,249,934)	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

Common stock issued for services	-	-	-	-	-	-	5,000,000	5,000	-	130,000	-	-	135,000

Issuance of shares of common stock sold, net of issuance costs of $24,967	-	-	-	-	-	-	148,912,372	148,912	-	992,602	-	-	1,141,514

Net income	-	-	-	-	-	-	-	-	-	-	6,025,812	(529,672)	5,496,140
Balances December 31, 2022	637,755	$638	2,500	$3	1,334	$1	4,771,275,349	$4,771,275	$(11,249,934)	$197,586,824	$(211,300,799)	$(784,777)	$(20,976,769)

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2021

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury	Accumulated Comprehensive	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Loss	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2021	-	-	50,000	$50	20,000	$20	1,000	$1	3,397,958,292	$3,397,958	$-	$(7)	$12,530,933	$(22,278,665)	$-	$(6,349,710)

Shares issued for conversions of note and interest payable	-	-	-	-	-	-	-	-	483,154,618	483,155	-	-	102,055,875	-	-	102,539,030

Shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	405,797,987	405,798	-	-	47,704,503	-	-	48,110,301

Issuance of Series E Preferred Stock	-	-	-	-	-	-	4,000	4	-	-	-	-	3,999,996	-	-	4,000,000

Redemption of Series E Preferred Stock	-	-	-	-	-	-	(5,000)	(5)	-	-	-	-	(4,999,995)	-	-	(5,000,000)

Shares issued and to be issued for fees and services	637,755	638	-	-	-	-	-	-	55,452,080	55,452	-	-	5,267,910	-	-	5,324,000

Shares issued for lease agreement	-	-	-	-	-	-	-	-	100,000,000	100,000	-	-	530,000	-	-	630,000

Shares issued for debt restructure	-	-	-	-	-	-	-	-	175,000,000	175,000	-	-	16,275,000	-	-	16,450,000

Purchase of Series C and Series D stock for Treasury	-	-	(47,500)	(48)	(18,667)	(19)	-	-	-	-	(11,249,934)	-	-	-	-	(11,250,000)

Sale of Series D Preferred Stock and warrants	-	-	-	-	1	-	-	-	-	-	-	-	13,100,000		-	-13,100,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	7	-		-	-7

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	(195,047,946)	(255,105)	(195,303,051)
Balances December 31, 2021	637,755	$638	2,500	$3	1,334	$1	-	$-	4,617,362,977	$4,617,363	$(11,249,934)	$-	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) from continuing operations	$6,151,885	$(195,069,214)
Net loss from discontinued operations	(655,745)	(233,837)
Adjustments to reconcile net income (loss) to net cash used in continuing operations
Non-cash interest expense	5,938,622	51,487,601
Amortization and depreciation	191,818	103,000
Debt restructure expense	-	16,450,000
(Gain) loss on fair value change of derivatives	(19,202,431)	17,349,075
Loss on extinguishment of debt	-	95,449,996
Stock compensation expense	136,249	9,322,751
Changes in operating assets and liabilities:
Accounts receivable	1,119,649	(1,292,800)
Inventory	(2,812,916)	(788,110)
Prepaid expenses	33,641	(830,869)
Vendor deposits	(2,222,952)	(76,455)
Accounts payable and accrued expenses	2,275,175	2,199,645
Operating lease liabilities	(120,177)	(64,821)
Customer deposits	176,580	73,420
Net cash used in continued operations	(8,990,602)	(5,920,618)
Net cash provided by (used in) discontinued operations	391,306	(434,099)
Net cash used in operating activities	(8,599,296)	(6,354,717)

Cash flows from investing activities:
Purchase of office and computer equipment	(65,202)	(108,883)
Net cash used in investing activities of continued operations	(65,202)	(108,883)
Net cash used in investing activities of discontinued operations	-	(7,953)
Net cash used in investing activities	(65,202)	(116,836)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,141,514	-
Proceeds from issuances of notes payable	2,510,000	15,000,000
Proceeds from sale of Series D preferred stock and warrants	-	13,100,000
Payments of principal of convertible note payable and notes payable	(250,000)	(375,000)
Redemption of Series E Preferred Stock	-	(5,000,000)
Redemption of Series C and Series D Preferred Stock	-	(11,250,000)
Net cash provided by financing activities	3,401,514	11,475,000

Net increase (decrease) in cash	(5,262,984)	5,003,447

Cash, Beginning of year	6,632,194	1,628,747

Cash, End of year	$1,369,210	$6,632,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$245,565	$1,003,747
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$250,000	$1,610,000
Reclass from prepaid expenses to fixed assets	$600,000	$-
Issuance of common stock upon convertible note and accrued interest conversion	$-	$743,555
Operating lease right-of-use assets and liabilities	$-	$702,888
Issuance of common stock and preferred stock for consulting fees and compensation	$136,249	$9,322,751
Issuance of common stock for lease agreement	$-	$630,000
Issuance of common stock for debt restructuring	$-	$16,450,000

See notes to consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $211,300,799 and a working capital deficit of $7,552,616 (including derivative liabilities of $4,314,270). As of December 31, 2022, the Company was in default of $1,470,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 4, 2022, the Company, and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “1st GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement. On October 17, 2022, the Company and GHS extended the Maturity Date to April 4, 2023. During the year ended December 31, 2022, the Company sold to GHS 148,912,372 shares of common stock and received $1,141,514, net of offering costs. Subsequent to December 31, 2022, through January 23, 2023, the Company sold GHS 51,087,628 shares of common stock for proceeds of $205,443, net of offering costs. As of January 23, 2023, the Company sold GHS 200,000,000 shares of common stock.

On January 18, 2023, the Company and GHS. signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,000) shares of the Company’s common stock to GHS. The terms and conditions of the 2nd GHS Purchase Agreement are similar to the terms and conditions of the 1st GHS Purchase Agreement. As of the date of this report the Company has sold GHS 63,698,905 shares of common stock for proceeds of $355,060, net of offering costs.

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

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. Royal’s VSCs are now effective in 46 states and the others have various waiting times or approvals needed.

●	On October 13, 2022, EVCO entered into a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners are able to offer the resources needed for lighting, solar and electrical design projects. OED will provide its’ customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs by working with architects, engineers, facility managers, electrical contractors and engineers. In April, 2022, OED began operations and generated $92,100 of revenues for the year ended December 31, 2022, and currently has six employees in sales, marketing installation and services.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and Ozop Energy Systems, Inc. and the Company’s other wholly owned subsidiaries Ozop Capital Partners, Inc., PCTI, Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2022, and 2021

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2022, and 2021, and their accounts receivable balance as of December 31, 2022:

	Sales % Year Ended December 31, 2022	Sales % Year Ended December 31, 2021	Accounts receivable balance December 31, 2022
Customer A	38%	-	$-
Customer B	22%	-	$-
Customer C	-	19%	$-

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories at December 31, 2022, and 2021, were $3,601,026 and $788,110, respectively. As of December 31, 2022, the Company has on deposit with vendor(s) approximately $3,043,000 and has a balance due of approximately $12,176,000 for open purchase orders. The remaining balance is partially due when the vendor ships the product, with the final balance due prior to delivery.

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the year ended December 31, 2022, there were two suppliers that accounted for 61% and 16.3%, respectively. For the year ended December 31, 2021, there were two suppliers that accounted for 42.6% and 20.4%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the balances due on shipment and delivery, while other vendors terms are due immediately prior to delivery. We also buy product from other distributors if we are not able to purchase direct from the manufacturer. While management believes all of its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

Property, plant, and equipment

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

Building	10-25 years
Office furniture and equipment	3-5 years
Warehouse equipment	7 years

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

For contracts with customers, ownership of the goods and associated revenue are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Any advance payments are recorded as current liability until revenue is recognized.

For the periods covered herein, we did not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges.

The following table disaggregates our revenue by major source for the years ended December 31, 2022, and 2021:

	Years ended December 31,
	2022	2021
Sourced and distributed products	$16,537,350	$10,595,799
OED Installations	92,100	-
Total	$16,629,450	$10,595,799

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company brings the finished goods into our California warehouse to fill orders as well as to build inventory for future sales orders. From time to time for some of our larger orders we may have our suppliers ship directly to our customers to avoid extra shipping charges.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2022, and 2021, the Company recorded advertising and marketing expenses of $51,441 and $23,025, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2022, and 2021, the Company recorded $-0- and $7,500 of research and development expenses, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding (see Note 2) which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2022, and 2021. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2022, and 2021, for each fair value hierarchy level:

December 31, 2022	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,314,270	$4,314,270

December 31, 2021	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$20,966,701	$20,966,701

Leases

The Company accounts for leases under ASU 2016-02 (see Note 13), applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate of 7.5%, for the existing lease, based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized pursuant to on a straight-line basis over the lease term and is included in rent in the consolidated statements of operations.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2022, and 2021, the Company’s dilutive securities are convertible into approximately 8,332,973,619 and 7,592,474,061, respectively, shares of common stock. The following table represents the classes of dilutive securities as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Convertible preferred stock	7,156,913,024	6,918,544,466
Unexercised common stock purchase warrants	1,047,024,518	672,024,518
Convertible notes payable	13,359,707	1,905,077
Promissory notes payable (1)	115,676,370	-
	8,332,973,619	7,592,474,061

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	December 31, 2022	December 31, 2021
Office equipment	$222,571	$157,370
Building and building improvements	600,000	-
Less: Accumulated Depreciation	(110,956)	(44,929)
Property and Equipment, Net	$711,615	$112,441

Depreciation expense was $66,027 and $33,609 for the years ended December 31, 2022, and 2021, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of December 31, 2022, and 2021, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities at December 31, 2022, and 2021, at $4,314,270 and $20,966,701, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2022, and 2021, risk free interest rates at 4.76% and 0.19%, respectively, and volatility of 71% and 92%, respectively. During the year ended December 31, 2022, the Company issued 375,000,000 warrants in conjunction with the extension of certain notes payable. The Company recorded a discount to notes payable of $2,550,000 with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing model. The following assumptions were utilized in the initial Black-Scholes valuation of issued warrants during the year ended December 31, 2022, risk free interest rate of 4.45%, volatility of 509%, and an exercise price of $0.0067.

During the year ended December 31, 2021, the Company issued 375,000,000 warrants in conjunction with notes payable (see Note 7). Due to insufficient authorized shares (see above), the Company recorded a discount to notes payable of $14,982,815 and interest expense of $38,907,939, with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing method of $53,890,754.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of December 31, 2022, and 2021, risk free interest rate of 4.39% to 4.73%, and .48% to .99%, respectively, volatility of 109% to 272%, and 344% to 366%, respectively, and exercise prices of $0.0061 to $0.15.

A summary of the activity related to derivative liabilities for the years ended December 31, 2022, and 2021, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2021	$2,061,307	$1,238,377	$3,299,684
Fair value of issuances during period	53,890,754	-	53,890,754
Notes converted or paid	-	(2,246,114)	(2,246,114)
Exercise of warrants	(48,110,301)	-	(48,110,301)
Warrants cancelled	(3,216,397)	-	(3,216,397)
Change in fair value	16,313,392	1,035,683	17,349,075
Balance December 31, 2021	20,938,755	27,946	20,966,701
Fair value of issuances during period	2,550,000	-	2,550,000
Change in fair value	(19,203,355)	924	(19,202,431)
Balance December 31, 2022	$4,285,400	$28,870	$4,314,270

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	December 31, 2022	December 31, 2021

Notes payable, interest at 8%, matured January 5, 2020, in default	45,000	45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 18%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matures November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures October 31, 2024, net of discount of $311,667 (2022) and $243,833 (2021)	1,888,333	1,956,167
Note payable $11,110,000 face value, interest at 15%, matures October 31, 2024, net of discount of $1,558,333 (2022) and $2,314,583 (2021)	9,551,667	8,795,417
Note payable $3,300,000 face value, interest at 15%, matures October 31, 2024, net of discount of $467,500 (2022) and $3,099,524 (2021)	2,832,500	200,476
Note payable $3,020,000 face value, matures March 31, 2023, net of discount of $181,818	2,588,182	-
Sub- total notes payable	18,720,105	12,811,483
Less long-term portion	14,272,500	389,423
Current portion of notes payable, net of discount	$4,447,605	$12,422,060

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. For the year ended December 31, 2022, amortization of the original issue discount of $68,182 was charged to interest expense. During the year ended December 31, 2022, the Company also repaid $250,000 of the principal of the note. As of December 31, 2022, the outstanding principal balance of this note was $2,770,000 with a carrying value of $2,588,182, net of unamortized discounts of $181,818. The Company is in default on the weekly payments. During the three months ended March 31, 2023, the Company paid an additional $550,000 of principal. As of March 31, 2023, the balance of the note of $2,220,000 is in default. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the years ended December 31, 2022, and 2021, amortization of the costs of $283,250 and $16,750, respectively, was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $2,982,815 has been recorded as an initial debt discount and an initial derivative liability of $2,982,815. For the years ended December 31, 2022, and 2021, amortization of the warrant discount of $2,816,275 and $166,540, respectively, was charged to interest expense. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the year ended December 31, 2022, $42,500 was charged to interest expense. As of December 31, 2022, and 2021, the outstanding principal balance of this note was $3,300,000 with carrying values of $2,832,500 and $200,476, respectively, net of unamortized discounts of $467,500 and $3,099,524, respectively.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the years ended December 31, 2022, and 2021, amortization of the costs of $232,250 and $878,750, respectively, was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $32,248,433. For the years ended December 31, 2022 and 2021, amortization of the warrant discount of $2,083,333 and $7,916,667, respectively, was charged to interest expense. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the year ended December 31, 2022, $141,667 was charged to interest expense. As of December 31, 2022, and 2021, the outstanding principal balance of this note was $11,110,000 with a carrying value of $9,551,667 and $8,795,417, respectively, net of unamortized discounts of $1,558,333 and $2,314,583, respectively.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the years ended December 31, 2022, and 2021, amortization of the costs of $22,167 and $177,833, respectively, was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the years ended December 31, 2022, and 2021, amortization of the warrant discount of $221,667 and $1,778,333, respectively, was charged to interest expense. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the year ended December 31, 2022, $28,333 was charged to interest expense. As of December 31, 2022, and 2021, the outstanding principal balance of this note was $2,200,000 with a carrying value of $1,888,333 and $1,956,167, respectively, net of unamortized discounts of $311,667 and $243,833, respectively.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. For the year ended December 31, 2021, amortization of the costs of $96,250 was charged to interest expense. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $1,000,000. For the year ended December 31, 2021, amortization of the warrant discount of $875,000 was charged to interest expense. As of December 31, 2022 and 2021, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2022, and 2021, the accrued interest is $375,452 and $135,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. For the year ended December 31, 2021, amortization of the costs of $56,188 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $750,000. For the year ended December 31, 2021, amortization of the debt discount of $484,376 was charged to interest expense. During the year ended December 31, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of December 31, 2022, and 2021, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2022, and 2021, the accrued interest is $180,247 and $90,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

No payments have been made and the Company is in default of the agreement. On November 11, 2022, the third-party and the Company agreed to reduce the liability by $260,000 and add $260,000 to the promissory note issued on November 11, 2022. The deferred liability as of December 31, 2022, and 2021, on the consolidated balance sheet is $490,000 and $750,000, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month, and effective September 1, 2021, Mr. Conway receives $10,000 per month from Ozop Capital. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensation Mr. Conway $20,000 per month beginning in April 2022.

Series E Preferred Stock

On March 21, 2021, the Company issued 2,000 shares of Series E Preferred Stock (see Note 11), 1,800 of the shares were issued to Mr. Conway. On April 16, 2021, the Board of Directors of the Company authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were issued to Mr. Conway. During the year ended December 31, 2021, the Company redeemed 2,850 shares issued to Mr. Conway, and pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, recorded stock compensation expense to Mr. Conway of $2,850,000 for the year ended December 31, 2021.

Management Fees and related party payables

For the years ended December 31, 2022, and 2021, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2022	2021
CEO, parent	$1,090,000	$812,099
CEO, parent- Series E Preferred Stock	-	2,850,000
Total	$1,090,000	$3,662,099

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

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the new one- year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the years ended December 31, 2022, and 2021, the Company recorded $756,000 and $433,000, respectively, of consulting expenses.

On April 16, 2021, the Company signed a letter of agreement with Rubenstein Public Relations, Inc. (“RPR”). Pursuant to the letter of agreement, the Company agreed to engage RPR, effective May 1, 2021, on a month-to-month basis for $17,000 per month. The Company terminated the agreement in October 2021. For the year ended December 31, 2021, the Company recorded $102,000 of consulting expenses.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the initial shares at $0.092 per share (the market price of the common stock on the date of the agreement), and $460,000 is included in stock-based compensation expense for the year ended December 31, 2021. On July 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first ninety days of employment. The shares were valued at $0.0745 per share (the market price of the common stock on the date of the issuance), and $372,500 is included in stock-based compensation expense for the year ended December 31, 2021. On October 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first one hundred eighty days of employment. The shares were valued at $0.0445 per share (the market price of the common stock on the date of the issuance), and $227,500 is included in stock-based compensation expense for the year ended December 31, 2021. On January 14, 2022, the Company issued each of the Co-Directors their final 2,500,000 shares due. The shares were valued at $0.027 per share (the market price of the common stock on the date of the issuance), and $135,000 is included in stock-based compensation expense for the year ended December 31, 2022. One of the individuals resigned on January 24, 2022, and the other was terminated for cause on November 3, 2022.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement), and $696,000 is included in stock-based compensation expense for the year ended December 31, 2021. For the years ended December 31, 2022, and 2021, the Company has recorded $90,000 and $110,000, respectively.

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

On January 14, 2021, the Company entered into a Consulting Agreement with Mr. Allen Sosis. Pursuant to the agreement, Mr. Sosis will provide services as the Director of Business Development for the Company’s wholly owned subsidiary. Pursuant to the agreement, as amended, the Company will pay Mr. Sosis a monthly fee of $15,000 and an additional $1,000 in benefits. The Company also agreed to issue Mr. Sosis 5,000,000 shares of restricted common stock. The shares were issued in April 2021. The Company valued the shares at $0.20 per share (the market price of the common stock on the date of the agreement), and $1,000,000 was recorded as deferred stock compensation, to be amortized over the one-year term of the agreement. The Company terminated Mr. Sosis’s employment in October 2021. For the year ended December 31, 2021, the Company recorded $75,500 of consulting expenses and effective June 1, 2021, Mr. Sosis became an employee of the Company through his termination with a $15,000 per month salary.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. For the years ended December 31, 2022, and 2021, the Company recorded $1,249 and $74,751 as stock-based compensation expense, respectively. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective June 30, 2022, Mr. Green was no longer providing consulting services to the Company. For the years ended December 31, 2022, and 2021, the Company recorded $60,000 and $94,500 of consulting expenses respectively.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of December 31, 2022, and 2021, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). The Company valued the shares at $0.094 per share (the market value of the common stock on the date of the agreement) and recorded $16,450,000 as debt restructure expense on the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2022, and 2021, the Company has recorded $230,054 and $215,171, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheet presented herein.

Legal matters

We know of no material, existing or pending legal proceedings against our Company.

We are involved as a plaintiff in a Complaint filed in the SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO NORTH COUNTY (the “Complaint”) on November 14, 2022. The Complaint alleges that former employees would place an order from a customer for purchase of product from OZOP with funds the exact source of which is presently unknown. OZOP alleges that next, the customer would sell that product to OZOP’s customers at a price marked up from the price for which the customer purchased from OZOP – to the benefit of Defendants and to the detriment of OZOP, their employer at the time. The Complaint further alleges that the former employees falsely represented that the price the customer was obtaining from other suppliers and therefore was willing to pay for OZOP product decreased, which allowed them to use the customer to then sell additional product to OZOP’s customers at increasingly larger margins, thus further wrongfully enriching themselves to the detriment of their employer, OZOP. The lawsuit also alleges that the employees were also making false statements to Ozop’s customers regarding the financial condition of Ozop and the lack of module inventory.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2022, the Company issued 148,912,372 shares of common stock and received net proceeds of $1,141,514 after issuance costs of $35,822. The Company also issued 5,000,000 shares of restricted common stock in the aggregate for services.

During the period from January 1, 2021, to December 31, 2021, holders of an aggregate of $760,550 in principal and $201,905 of accrued interest and fees of convertible and promissory notes, converted their debt into 483,154,618 shares of our common stock at an average conversion price of $0.002 per share.

During the year ended December 31, 2021, the Company also issued the following shares of restricted common stock:

●	100,000,000 shares of restricted common stock pursuant to a lease agreement.
●	175,000000 shares of restricted common stock pursuant to restructuring agreement related to a deferred liability (see Note 8).
●	55,452,080 shares of restricted common stock in the aggregate for services and consulting agreements.

During the year ended December 31, 2021, the Company also issued 405,797,987 shares of common stock upon the cashless exercise of common stock purchase warrants.

As of December 31, 2022, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,771,275,349 shares of common stock issued and outstanding.

Preferred stock

As of December 31, 2022, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see Note 9). As of December 31, 2022, and 2021, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

Series D Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. On July 13, 2021, the Company purchased 18,667 shares of the Company’s Series D Preferred Stock held by Chis (see Note 9).

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2022, and 2021, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2022, and 2021.

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

ii.	The Remainder of the Warrant representing up to 3,074 (three thousand and seventy-four) Warrant Shares (“Remaining Warrant Shares”) shall be locked up for a period of 36 (thirty-six) months from the Initial Exercise Date (“Lock Up Period”) and shall become exercisable at any time or times from the date that is the 36 (thirty-six) month anniversary of the Initial Exercise Date (“Lock Up Period Termination Date”) and no later than on or before the Termination Date, as follows:

a.	During every 1 (one) year period, starting on the day that is the Lock Up Period Termination Date, the Holder shall have the right to exercise the Remainder of the Warrant up to a maximum number of Remaining Warrant Shares that, if converted, would be equal to no more than a maximum of 4.99% of the total number of outstanding shares of Common Stock of the Company during such given year (“Leak-Out Period”). The Leak-Out Period shall come into effect on the day that is the Lock Up Period Termination Date and remain effective on a yearly basis, for a period of 10 (ten) years thereafter, after which the Leak-Out Period will automatically terminate and become null and void. For clarity purposes the Remainder of the Warrant shall become freely exercisable at any time or times beginning on June 29, 2034, and until the Termination Date.

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 500 shares of Series E preferred Stock to Chis, and on August 28, 2020. Pursuant to Mr. Conway’s employment agreement, the Company issued 500 shares of Series E Preferred Stock to Mr. Conway. On March 2, 2021, the BOD authorized the issuance of 1,800 shares of Series E Preferred Stock to Mr. Conway and 200 shares of Series E Preferred Stock to a third-party service provider. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for expense for the year ended December 31, 2021. On March 24, 2021, the Company redeemed the 3,000 shares of Series E Preferred Stock outstanding on that date. On April 16, 2021, the BOD authorized the issuance of 2,000 shares of Series E Preferred stock, of which 1,050 were granted to Mr. Conway. The issuances were for services performed. Pursuant to the terms and conditions of the Certificate of Designation of the Series E Preferred Stock, including the redemption value of $1,000 per share, the Company recorded $2,000,000 as stock-based compensation expense for the year ended December 31, 2021. As of December 31, 2022, and 2021, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. For the year ended December 31, 2022, Ozop Capital incurred losses of $1,217,911, of which $529,672, is the loss attributed to the noncontrolling interest for the year ending December 31, 2022. As of December 31, 2022, the accumulative noncontrolling interest is $784,777.

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

Right-of- use assets are summarized below:

	December 31, 2022	December 31, 2021
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(195,182)	(69,391)
Right-of-use assets, net	$507,706	$633,497

Operating lease liabilities are summarized as follows:

	December 31, 2022	December 31, 2021
Lease liability	$517,890	$638,067
Less current portion	(133,508)	(120,177)
Long term portion	$384,382	$517,890

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2023	$167,858
For the year ending December 31, 2024	171,840
For the year ended December 31, 2025	175,942
For the year ended December 31, 2026	74,030
Total	$589,670
Less: present value discount	(71,780)
Lease liability	$517,890

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding (see Note 2) which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2022, and 2021. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, and 2021 are summarized below:

	Year ended December 31,
	2022	2021
Revenues	$286,401	$1,332,805
Cost of goods sold	259,828	578,470
Gross profit	26,573	754,335
Operating expenses	406,518	944,540
Loss on disposal of assets	252,538	-
Interest expense	23,262	43,632
Loss from discontinued operations	$(655,745)	$(233,837)

The assets and liabilities of discontinued operations are separately reported as “assets and liabilities held for disposal” as of December 31, 2022, and 2021. All asset and liabilities are classified as current, as the Company expects the liquidation to occur in the short-term. The following tables present the reconciliation of carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the consolidated balance sheet at December 31, 2022, and 2021:

Current Assets

	Year ended December 31,
	2022	2021
Cash	$-	$134,973
Accounts receivable	-	6,534
Inventory	-	277,872
Vendor deposits	-	43,758
Prepaid expenses and other assets	-	12,543
Right-to-use asset	-	74,189
Fixed assets, net	-	20,448
Total assets of discontinued operations	$-	$570,317

Current liabilities

	Year ended December 31,
	2022	2021
Accounts payable and accrued liabilities	$445,565	$432,509
Current portion of notes payable	589,246	589,246
Operating lease liability	3,575	74,189
Deferred revenues	21,451	46,477
Advances from customers	-	96,428
Total current liabilities of discontinued operations	$1,059,837	$1,238,849

On May 16, 2022, Huntington National Bank (“Huntington”) filed a Complaint for Confession of Judgment (“COJ”) against Catherine Chis (“Chis”). Chis was the former CEO of PCTI and a Guarantor on Huntington’s Letter of Credit financing (“LOC”) and a Term Loan (“Term Loan”). The Chis COJ for the LOC was for $352,415 and accrues per diem interest of $63.65, and the Chis COJ for the Term Loan was for $141,415 and accrues per diem interest of $28.60. On June 24, 2022, Huntington filed a COJ against Power Conversion Technologies, Inc (“PCTI”). The PCTI COJ for the LOC was for $354,774 and accrues per diem interest of $63.65 and the PCTI COJ for the LOC was for $142,473 and accrues per diem interest of $28.60. On July 20, 2022, Huntington assigned the PCTI judgment against PCTI to Meraki Advisors, LLC. (“Meraki”). The Company’s understanding is Meraki is a Pennsylvania limited liability company, controlled by Chis.

The Company wrote off the book value of the inventory of $237,091 and fixed assets of $15,447 during the year ended December 31, 2022, with the offset to Loss on Disposal of Assets of Discontinued Operations. Included in the Current portion of notes payable are the principal balances of Huntington’s LOC of $344,166 and Term Loan of $134,681. Accrued interest and fees on the LOC and Term Loan debt $54,256 is included in accounts payable and accrued liabilities.

NOTE 15 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely- than not that some or all of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of December 31, 2022.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Pre-tax income (loss)	$6,025,812	$(195,047,946)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax (credit)	1,265,421	(40,960,069)
Permanent differences	(2,756,788)	39,912,479
Change of valuation allowance	1,491,367	1,047,590
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 30, 2022	December 30, 2021
Net operating losses carried forward	$3,799,242	$2,307,875
Less: Valuation allowance	(3,799,242)	(2,307,875)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2022.

As of December 31, 2022, the Company has approximately $17,623,000 net operating loss carryforwards available to reduce future taxable income. As of December 31, 2022, and 2021, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2022, and 2021, and no provision for interest and penalties is deemed necessary as of December 31, 2022, and 2021.

NOTE 16 – SUBSEQUENT EVENTS

From January 1, 2023, through January 23, 2023, the Company sold GHS 51,087,628 shares of common stock for proceeds of $205,443 net of offering costs. These sales were under the February 23, 2022, GHS SPA. As of January 23, 2023, the Company has sold in the aggregate the 200,000,000 shares of common stock registered in the April 4, 2022, GHS Securities Purchase Agreement.

On January 18, 2023, the Company and GHS. signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,000) shares of the Company’s common stock to GHS. The terms and conditions of the 2nd GHS Purchase Agreement are similar to the terms and conditions of the 1st GHS Purchase Agreement. As of the date of this report the Company has sold GHS 63,698,905 shares of common stock for proceeds of $355,060, net of offering costs.

On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease for a Single Subleasee Agreement (the “Sublease”) with the landlord and a third party for the office and warehouse in Carlsbad California (see Note 13). Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date. The Company and the subleasee have agreed to work together regarding any existing Company inventory in the facility.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

