Form 10-Q
period 2023-03-31
OZOP ENERGY SOLUTIONS, INC.
filed 2023-05-15
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of May 15, 2023, 4,894,080,751 shares of common stock of the registrant were outstanding.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$1,954,814	$1,369,210
Prepaid expenses	69,319	59,405
Accounts receivable	209,421	173,151
Inventory	1,648,182	3,601,026
Vendor deposits	3,687,266	3,053,821
Total Current Assets	7,569,002	8,256,613

Operating lease right-of-use asset, net	474,817	507,706
Property and equipment, net	690,755	711,615
Other assets	13,408	13,408
TOTAL ASSETS	$8,747,982	$9,489,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$5,797,368	$5,089,009
Convertible notes payable, net of discounts	25,000	25,000
Current portion of notes payable, net of discounts	4,079,423	4,447,605
Customer deposits	250,000	250,000
Deferred liability	490,000	490,000
Derivative liabilities	4,952,388	4,314,270
Operating lease liability, current portion	137,011	133,508
Liabilities of discontinued operations	1,054,473	1,059,837
Total Current Liabilities	16,785,663	15,809,229

Long Term Liabilities
Note payable, net of discount	14,591,250	14,272,500
Operating lease liability, net of current portion	348,997	384,382
TOTAL LIABILITIES	31,725,910	30,466,111

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001) Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (4,990,000,000 shares authorized par value $0.001; 4,879,032,132 and 4,771,275,349 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively)	4,879,032	4,771,275
Treasury stock, at cost, 47,500 shares of Sereis C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares as of March 31, 2023 and December 31, 2022	638	638
Additional paid in capital	198,005,460	197,586,824
Accumulated deficit	(213,828,351)	(211,300,799)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(22,193,151)	(20,191,992)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(22,977,928)	(20,976,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,747,982	$9,489,342

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$2,791,198	$2,919,322
Cost of goods sold	2,394,700	2,749,349
Gross profit	396,498	169,973

Operating expenses:
General and administrative, related parties	240,000	390,000
General and administrative, other	829,762	1,375,567
Total operating expenses	1,069,762	1,765,567

Loss from continuing operations	(673,264)	(1,595,594)

Other (income) expenses:
Interest expense	1,221,533	3,966,898
(Gain) loss on change in fair value of derivatives	638,118	(4,365,203)
Total Other (Income) Expenses	1,859,651	(398,305)

Loss from continuing operations before income taxes	(2,532,915)	(1,197,289)
Income tax provision	-	-
Net loss from continuing operations	(2,532,915)	(1,197,289)
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	5,363	(184,180)
Net loss	(2,527,552)	(1,381,469)
Less: net loss attributable to noncontrolling interest	-	(187,708)
Net loss attributable to Ozop Energy Solutions, Inc.	$(2,527,552)	$(1,193,761)

Loss from contuining operations per share of common stock
basic and fully diluted	$(0.00)	$(0.00)
Income (loss) from discontinued operations per share of common stock
basic and fully diluted	$0.00	$(0.00)
Loss per share basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,834,943,957	4,619,807,422

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2023	637,755	$638	2,500	$3	1,334	$1	4,771,275,349	$4,771,275	$(11,249,934)	$197,586,824	$(211,300,799)	$(784,777)	$(20,976,769)

Issuance of shares of common stock sold, net of issuance costs of $19,110	-	-	-	-	-	-	107,756,783	107,757	-	418,636	-	-	526,393

Net loss	-	-	-	-	-	-	-	-	-	-	(2,527,552)	-	(2,527,552)
Balances March 31, 2023	637,755	$638	2,500	$3	1,334	$1	4,879,032,132	$4,879,032	$(11,249,934)	$198,005,460	$(213,828,351)	$(784,777)	$(22,977,928)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2022	637,755	$638	2,500	$3	1,334	$1	4,617,362,977	$4,617,363	$(11,249,934)	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

Issuance of common stock for services	-	-	-	-	-	-	5,000,000	5,000	-	130,000	-	-	135,000

Net loss	-	-	-	-	-	-	-	-	-	-	(1,193,761)	(187,708)	(1,381,469)
Balances March 31, 2022	637,755	$638	2,500	$3	1,334	$1	4,622,362,977	$4,622,363	$(11,249,934)	$196,594,222	$(218,520,372)	$(442,813)	$(28,995,892)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(2,532,915)	$(1,197,289)
Net income (loss) from discontinued operations	5,363	(184,180)
Net loss	(2,527,552)	(1,381,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash interest expense	500,568	3,379,121
Amortization and depreciation	55,912	41,421
(Gain) loss on fair value change of derivatives	638,118	(4,365,203)
Stock compensation expense	-	136,249
Changes in operating assets and liabilities:
Accounts receivable	(36,270)	166,822
Inventory	1,952,844	(1,253,333)
Prepaid expenses	(9,915)	(19,400)
Vendor deposits	(633,445)	(621,373)
Accounts payable and accrued expenses	708,358	542,507
Operating lease liabilities	(31,882)	(28,658)
Customer deposits	-	400,769
Net cash provided by (used in) continuing operations	616,736	(3,002,547)
Net cash used in discontinued operations	(5,363)	(57,909)
Net cash provided by (used in) operating activities	611,373	(3,060,456)

Cash flows from investing activities:
Purchase of office and computer equipment	(2,162)	(40,000)
Net cash used in investing activities	(2,162)	(40,000)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	526,393	-
Payments of principal of convertible note payable and notes payable	(550,000)	-
Net cash used in financing activities	(23,607)	-

Net increase (decrease) in cash	585,604	(3,100,456)

Cash, Beginning of period	1,369,210	6,632,194

Cash, End of period	$1,954,814	$3,531,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$10,075
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Issuance of common stock and preferred stockfor consulting fees and compensation	$-	$136,249

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2023

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

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners offer the resources needed for lighting, solar and electrical design projects. OED provides its customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs. We work with architects, engineers, facility managers, electrical contractors, and engineers.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had an accumulated deficit of $213,828,351 and a working capital deficit of $9,216,661 (including derivative liabilities of $4,952,388). As of March 31, 2023, the Company was in default of $3,690,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 4, 2022, the Company, and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “1st GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. On October 17, 2022, the Company and GHS extended the Maturity Date to April 4, 2023. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement. During the three months ended March 31, 2023, the Company sold GHS 51,087,628 shares of common stock and received $205,443, net of offering costs. During the year ended December 31, 2022, the Company sold to GHS 148,912,372 shares of common stock and received $1,141,514, net of offering costs. As of January 23, 2023, the Company sold GHS 200,000,000 shares of common stock.

On January 18, 2023, the Company and GHS signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,000) shares of the Company’s common stock to GHS. The terms and conditions of the 2nd GHS Purchase Agreement are similar to the terms and conditions of the 1st GHS Purchase Agreement. During the quarter ended March 31, 2023, the Company sold to GHS 56,669,155 shares of common stock and received $320,950, net of offering costs. Subsequent to March 31, 2023, the Company has sold GHS 15,048,619 shares of common stock for proceeds of $71,827, net of offering costs.

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

Equipment Distributor: OES has entered the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease for a Single Subleasee Agreement (the “Sublease”) with the landlord and a third party for the office and warehouse in Carlsbad California. Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date. The Company and the subleasee have agreed to work together regarding any existing Company inventory in the facility. OES currently is focused on solar panel sales to other distributors and large installation companies.

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

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners offer the resources needed for lighting, solar and electrical design projects. OED will provide its’ customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs by working with architects, engineers, facility managers, electrical contractors and engineers.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 17, 2023.

The unaudited consolidated financial statements include the accounts of the Company and Ozop Energy Systems, Inc. and the Company’s other wholly owned subsidiaries Ozop Capital Partners, Inc., Ozop Engineering and Design, Inc., Power Conversion Technologies, Inc. (“PCTI”), Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at March 31, 2023 and December 31, 2022.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2023, and 2022, and their accounts receivable balance as of March 31, 2023:

	Sales % Three Months Ended March 31, 2023	Sales % Three Months Ended March 31, 2022	Accounts receivable balance March 31, 2023
Customer A	97%	-	$149,040
Customer B	-	19%	$-
Customer C	-	15%	$-
Customer D	-	15%	$-
Customer E	-	14%	$-

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories as of March 31, 2023, and December 31, 2022, were $1,648,182 and $3,601,026, respectively. As of March 31, 2023, the Company has on deposit with vendor(s) approximately $3,687,000 and has a balance due of approximately $10,264,000 for open purchase orders. The remaining balance is partially due when the vendor ships the product, with the final balance due prior to delivery.

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the three months ended March 31, 2023, there was one supplier that accounted for 100%. For the three months ended March 31, 2022, there were four suppliers that accounted for approximately 36%, 24%,13%, and 10%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the balances due on shipment and delivery, while other vendors’ terms are due immediately prior to delivery. We may also buy product from other distributors if we are not able to purchase direct from the manufacturer. While management believes its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

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

The following table disaggregates our revenue by major source for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022
Sourced and distributed products	$2,758,798	$2,919,322
OED Installations	32,400	-
Total	$2,791,198	$2,919,322

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company currently brings the finished goods into a third-party warehouse to fill orders as well as to build inventory for future sales orders.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2023, and 2022, the Company recorded advertising and marketing expenses of $17,772 and $2,478, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income (loss) from discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2023, and 2022. For additional information, see Note 14- Discontinued Operations.

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

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity, or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial Instruments Classified as Liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in the fair value of its financial instruments classified as liabilities are recorded as other income (expenses).

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, for each fair value hierarchy level:

March 31, 2023	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,952,388	$4,952,388

December 31, 2022	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,314,270	$4,314,270

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

Segment Policy

The Company has no reportable segments as it operates in one segment: renewable energy.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2023, and 2022, the Company’s dilutive securities are convertible into approximately 8,471,310,904 and 7,689,322,026, respectively, shares of common stock. The following table represents the classes of dilutive securities as of March 31, 2023, and 2022:

	March 31, 2023	March 31, 2022
Convertible preferred stock (1)	7,318,548,198	6,933,544,496
Unexercised common stock purchase warrants (1)	1,047,024,518	672,024,518
Convertible notes payable (1)	11,025,635	2,461,916
Promissory notes payable (1)	94,712,553	81,291,096
	8,471,310,904	7,689,322,026

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Other than the above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2023, that are of significance or potential significance to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	March 31, 2023	December 31, 2022
Office equipment	$224,733	$222,571
Building and building improvements	600,000	600,000
Less: Accumulated Depreciation	(133,978)	(110,956)
Property and Equipment, Net	$690,755	$711,615

Depreciation expenses were $23,022 and $10,805 for the three months ended March 31, 2023, and 2022, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of March 31, 2023, and December 31, 2022, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities as of March 31, 2023, and December 31, 2022, at $4,952,388 and $4,314,270 respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of March 31, 2023, and December 31, 2022, risk free interest rates at 4.85% and 4.76%, respectively, and volatility of 86% and 71%, respectively. During the year ended December 31, 2022, the Company issued 375,000,000 warrants in conjunction with the extension of certain notes payable. The Company recorded a discount to notes payable of $2,550,000 with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing model. The following assumptions were utilized in the initial Black-Scholes valuation of issued warrants during the year ended December 31, 2022, risk free interest rate of 4.45%, volatility of 509%, and an exercise price of $0.0067.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of March 31, 2023, and December 31, 2022, risk free interest rate of 3.94% to 4.64%, and 4.39% to 4.73%, respectively, volatility of 112% to 168%, and 109% to 272%, respectively, and exercise prices of $0.0061 to $0.15.

A summary of the activity related to derivative liabilities for the three months ended March 31, 2023, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2023	$4,285,400	$28,870	$4,314,270
Change in fair value	636,213	1,905	638,118
Balance March 31, 2023	$4,921,613	$30,775	$4,952,388

NOTE 7 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	March 31, 2023	December 31, 2022

Note payable, interest at 8%, matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 12%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures October 31, 2024, net of discount of $269,167 (2023) and $311,667 (2022)	1,930,833	1,888,333
Note payable $11,110,000 face value, interest at 15%, matures October 31, 2024, net of discount of $1,345,833 (2023) and $1,558,333 (2022)	9,764,167	9,551,667
Note payable $3,300,000 face value, interest at 15%, matures October 31, 2024, net of discount of $403,750 (2023) and $467,500 (2022)	2,896,250	2,832,500
Note payable $3,020,000 face value, matured March 31, 2023, net of discount of $0 (2023) and $181,818 (2022), in default	2,220,000	2,588,182
Sub- total notes payable, net of discount	18,670,673	18,720,105
Less long-term portion, net of discount	14,591,250	14,272,500
Current portion of notes payable, net of discount	$4,079,423	$4,447,605

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. For the three months ended March 31, 2023, amortization of the original issue discount of $181,818 was charged to interest expense. During the three months ended March 31, 2023, the Company also repaid $550,000 of the principal of the note. As of March 31, 2023, and December 31, 2022, the outstanding principal balance of this note was $2,220,000 and $2,770,000, respectively, with a carrying value as of March 31, 2023, and December 31, 2022, of $2,220,000 and $2,588,182, respectively, net of unamortized discounts of $181,818 as of December 31, 2022. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2023, $63,750 was charged to interest expense. As of March 31, 2023, and December 31, 2022, the outstanding principal balance of this note was $3,300,000 with carrying values of $2,896,250 and $2,832,500, respectively, net of unamortized discounts of $403,750 and $467,500 as of March 31, 2023 and December 31, 2022, respectively.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2023, $212,500 was charged to interest expense. As of March 31, 2023 and December 31, 2022, the outstanding principal balance of this note was $11,110,000 with a carrying value of $9,764,167 and $9,551,667, respectively, net of unamortized discounts of $1,345,833 and $1,558,333, respectively.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2023, $42,500 was charged to interest expense. As of March 31, 2023 and December 31, 2022, the outstanding principal balance of this note was $2,200,000 with a carrying value of $1,930,833 and $1,888,333, respectively, net of unamortized discounts of $269,167 and $311,667, respectively.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. As of March 31, 2023, and December 31, 2022, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of March 31, 2023, and December 31, 2022, the accrued interest is $435,452 and $375,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. During the year ended December 31, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of March 31, 2023, and December 31, 2022, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of March 31, 2023, and December 31, 2022, the accrued interest is $202,747 and $180,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

No payments have been made and the Company is in default of the agreement. On November 11, 2022, the third-party and the Company agreed to reduce the liability by $260,000 and add $260,000 to the promissory note issued on November 11, 2022. The deferred liability as of March 31, 2023, and December 31, 2022, on the consolidated balance sheet is $490,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month, and effective September 1, 2021, Mr. Conway received $10,000 per month from Ozop Capital. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and will receive annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensation Mr. Conway $20,000 per month beginning in April 2022.

Management Fees and related party payables

For the three months ended March 31, 2023 and 2022, the Company recorded expenses to its officers in the following amounts:

	Three months ended March 31,
	2023	2022
CEO	$240,000	$140,000
CEO bonus	-	250,000
Total	$240,000	$390,000

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

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the one- year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the three months ended March 31, 2023, and 2022, the Company recorded $-0- and $252,000, respectively, of consulting expenses.

On March 30, 2021, OES hired 2 individuals as Co-Directors of Sales. Pursuant to their respective offers of employment, the Company agreed to an annual salary of $130,000 with a signing bonus of $20,000 for each and to issue each 2,500,000 shares of restricted common stock upon the execution of the agreements and every 90 days thereafter for the first year as long as the employee is still employed. The Company valued the initial shares at $0.092 per share (the market price of the common stock on the date of the agreement). On July 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first ninety days of employment. The shares were valued at $0.0745 per share (the market price of the common stock on the date of the issuance). On October 1, 2021, the Company issued each of the Co-Directors the 2,500,000 shares due after the first one hundred eighty days of employment. The shares were valued at $0.0445 per share (the market price of the common stock on the date of the issuance). On January 14, 2022, the Company issued each of the Co-Directors their final 2,500,000 shares due. The shares were valued at $0.027 per share (the market price of the common stock on the date of the issuance), and $135,000 is included in stock-based compensation expense for the three months ended March 31, 2022. One of the individuals resigned on January 24, 2022, and the other was terminated for cause on November 3, 2022.

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. For the three months ended March 31, 2023, and 2022, the Company has recorded consulting expenses of $-0- and $30,000, respectively.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective June 30, 2022, Mr. Green was no longer providing consulting services to the Company. For the three months ended March 31, 2023, and 2022, the Company recorded consulting expenses of $-0- and $30,000 of consulting expenses respectively.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of March 31, 2023, and December 31, 2022, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of March 31, 2023, and December 31, 2022, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheet presented herein.

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

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the three months ended March 31, 2023, the Company issued 107,756,783 shares of common stock and received net proceeds of $526,393 after issuance costs of $19,110.

During the three months ended March 31, 2022, the Company issued 5,000,000 shares of restricted common stock in the aggregate for services.

As of March 31, 2023, the Company has 4,990,000,000 shares of $0.001 par value common stock authorized and there are 4,879,032,132 shares of common stock issued and outstanding.

Preferred stock

As of March 31, 2023, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of March 31, 2023, and December 31, 2022, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

Series D Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock.

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of March 31, 2023, and December 31, 2022, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of March 31, 2023, and December 31, 2022.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of March 31, 2023, and December 31, 2022, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of March 31, 2023, and December 31, 2022, the accumulative noncontrolling interest is $784,777.

NOTE 13 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On April 14, 2021, the Company entered into a five-year lease which began on June 1, 2021, for approximately 8,100 square feet of office and warehouse space in Carlsbad, California, expiring May 31, 2026. Initial lease payments of $13,481 begin on June 1, 2021, and increase by approximately 2.4% annually thereafter. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. During the year ended December 31, 2021, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $702,888 for this lease. On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease for a Single Subleasee Agreement (the “Sublease”) with the landlord and a third party for the office and warehouse in Carlsbad California. Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date. The Company and the subleasee have agreed to work together regarding any existing Company inventory in the facility.

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

Right-of- use assets are summarized below:

	March 31, 2023	December 31, 2022
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(228,071)	(195,182)
Right-of-use assets, net	$474,817	$507,706

Operating lease liabilities are summarized as follows:

	March 31, 2023	December 31, 2022
Lease liability	$486,008	$517,890
Less current portion	(137,011)	(133,508)
Long term portion	$348,997	$384,382

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2023	$126,464
For the year ending December 31, 2024	171,840
For the year ending December 31, 2025	175,942
For the year ending December 31, 2026	74,030
Total	$548,276
Less: present value discount	(62,268)
Lease liability	$486,008

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income (loss) from discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2023, and 2022. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three months ended March 31, 2023, and 2022 are summarized below:

	Three months ended March 31,
	2023	2022
Revenues	$5,363	$162,916
Cost of goods sold	-	126,482
Gross profit	5,363	36,434
Operating expenses	-	212,290
Interest expense	-	8,324
Income (loss) from discontinued operations	$5,363	$(184,180)

There are no assets as of March 31, 2023, and December 31, 2022, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as “liabilities held for disposal” as of March 31, 2023, and December 31, 2022. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at March 31, 2023, and December 31, 2022:

Current liabilities

	March 31, 2023	December 31, 2022
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Operating lease liability	-	3,575
Deferred revenues	19,662	21,451
Total current liabilities of discontinued operations	$1,054,473	$1,059,837

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

NOTE 16 – SUBSEQUENT EVENTS

From April 1, 2023, through the filing of this report, the Company sold GHS 15,048,619 shares of common stock for proceeds of $71,827 net of offering costs. These sales were under the January 20, 2023, GHS SPA.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company shall have the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares.

On May 5, 2023, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “Amendment”) to increase the authorized capital stock of the Company to 7,000,000,000 shares, of which 6,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company is in the process of filing the Amendment with the State of Nevada,

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income (loss) from discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2023, and 2022.

Results of Operations for the three months ended March 31, 2023, and 2022:

Revenue

For the three months ended March 31, 2023, the Company generated revenue of $2,791,198 compared to $2,919,322 for the three months ended March 31, 2022. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) operations began in the quarter ended June 30, 2022, and are classified as design and installation. Sales are summarized as follows:

	Three months ended March 31,
	2023	2022
Sourced and distributed products	$2,758,798	$2,919,322
Design and installation	32,400	-
Total	$2,791,198	$2,919,322

As it did for most of the solar industry; OES’s importing of solar panels issues that began in the 4th quarter of 2021, continued during 2022. Covid issues continued to be disruptive to a continual source of product from foreign manufacturers as well as ocean freight backlogs and covid issues that plagued the port of arrivals related to the unloading of containers and the eventual customs clearance of the imported goods. An announcement by the U.S. Department in March 2022 stated it would investigate allegations that solar panel manufacturers in Southeast Asia are using Chinese-made parts and evading U.S. tariffs has raised alarms concerning both trade and environmental policy The department announced March 28, 2022, that it would investigate claims by a California-based solar panel manufacturer that solar energy equipment manufacturers in Cambodia, Malaysia, Thailand and Vietnam have close business ties to companies in China that produce the raw materials and some components of solar panel assemblies. On June 6, 2022, President Biden waived tariffs on solar panels from four Southeast Asian nations for two years and invoked the Defense Production Act to spur domestic solar panel manufacturing at home. The tariff exemption will serve as a “bridge” while U.S. manufacturing ramps up.

As of March 31, 2023, the Company had inventory of approximately $1,648,000. As of the date of this report the Company also has outstanding purchase orders with its panel supplier of $12,626,000 and has paid deposits of approximately $3,172,000 towards these open purchase orders. In order to meet our current customers anticipated needs for 2023, the Company would need to purchase approximately an additional $3,000,000 to be received in Q4/2023. Based on the above, management anticipates revenues may approach $20 million for 2023 for solar products.

Cost of sales

For the three months ended March 31, 2023, and 2022, the Company recognized $2,394,700 and $2,749,349, respectively, of cost of sales.

	Three months ended March 31,
	2023	2022
Sourced and distributed products	$2,394,700	$2,749,349

Based on the above cost of sales, gross margin was 13.2% and 5.8% for the three months ended March 31, 2023, and 2022, respectively. Gross margin for OES was higher in the current due to the mix of product sales. The Company anticipates lower margins for the remainder of 2023 compared to the quarter ending March 31, 2023.

Operating expenses

Total operating expenses for the three months ended March 31, 2023, and 2022, were $1,069,762 and $1,765,567, respectively. The operating expenses were comprised of:

	Three months ended March 31,
	2023	2022
Management fees, related parties	$240,000	$390,000
Stock-based compensation, other	-	136,249
Salaries, taxes, and benefits	266,804	251,399
Professional and consulting fees	281,008	628,947
Advertising and marketing	17,772	2,478
Rent and office expenses	55,116	65,975
Insurance	48,391	80,834
General and administrative. Other	160,671	209,685
Total	$1,069,762	$1,765,567

Management fees- related parties, are amounts paid to our CEO. On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and receives an annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensating Mr. Conway $20,000 per month beginning in April 2022.

There was no stock-based compensation for the three months ended March 31, 2023. Stock based compensation for the three months ended March 31, 2022, of $136,249 is comprised of the following:

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.027 per share. During the three months ended March 31, 2022, the Company included $135,000 in stock compensation expense.
●	$1,249 of amortization of stock compensation for shares issued in April 2021.

Salaries, taxes, and benefits increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was a result of in the quarter ending March 31, 2023 for Ozop Engineering and Design (“OED”) and EV Insurance Company (“Ozop Plus”) having employees for the entire period, compared to OED beginning in April 2022, and Ozop Plus beginning in October 2022, respectively. These increases were significantly reduced by the termination for cause of all of the employees in the west coast location.

	Three months ended March 31,
	2023	2022
Ozop Energy Systems	$79,701	$251,399
Ozop Engineering and Design	152,852	-
EV Insurance Company	34,251	-
Total	$266,804	$251,399

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

Professional and consulting fees decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease is due to the expiration of certain consulting contracts and accounting fees. These decreases were partially offset increases in legal expenses and auditing fees.

Advertising and marketing expenses increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increases were related to website development, and lead generation costs.

Rent and office expense (including supplies, utilities, and internet costs) decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease is the result that on March 1, 2023, OES has subleased the Carlsbad office and warehouse to a third party.

Insurance expense decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was the result of the termination of the west coast employees in November 2022, resulting in no health insurance and workers compensation expenses related thereto. The Company estimates that the monthly insurance expense to be approximately $20,000 per month.

Other (Income) Expenses

Other expense, net, for the three months ended March 31, 2023, was $1,859,651 compared to other income, net, for the three months ended March 31, 2022, of $398,305 and were as follows.

	Three months ended March 31,
	2023	2022
Interest expense	$1,221,533	$3,966,898
(Gain) loss on change in fair value of derivatives	638,118	(4,365,203)
Total other (income) expense, net	$1,859,651	$(398,305)

The decrease in interest expense for the three months ended March 31, 2023, is primarily a result of the amortization period of certain note discounts were completed in 2022, resulting in $500,568 of interest related to the amortization of note discounts in the current period, compared to $3,379,121 for the three months ended March 31, 2022. Interest expense on the face value of the principal balances of the notes payable increased due to the increased rate due to mote defaults and extended maturity dates. For the three months ended March 31, 2023, the Company recognized a loss of $638,118 on the change in the fair value of derivatives compared to a gain of $4,365,203 for the three months ended March 31, 2022.

Net loss

Net loss attributable to the Company for the three months ended March 31, 2023, was $2,527,552 compared to a net loss of $1,193,761 for the three months ended March 31, 2022. The change was primarily a result of the loss on the change in fair value of derivatives of $638,118 for the three months ended March 31, 2023, compared to the gain of $4,365,203 for the three months ended March 31, 2022. This increase in the loss from the changes in the fair value of derivatives was partially offset by the increase in gross profit, the decrease in operating expenses and interest expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had an accumulated deficit of $213,828,351 and a working capital deficit of $9,216,661 (including derivative liabilities of $4,952,388). As of March 31, 2023, the Company was in default of $3,690,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the year ended December 31, 2023, we primarily funded our business operations with the existing cash on hand as of January 1, 2023, cash received from sales of inventory, and $526,393 received from sales of common stock.

As of March 31, 2023, we had cash of $1,954,814 as compared to $1,369,210 as of December 31, 2022. As of March 31, 2023, we had current liabilities of $16,785,663 (including $4,952,388 of non-cash derivative liabilities), compared to current assets of $7,569,002, which resulted in a working capital deficit of $9,216,661. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, deferred liability, lease obligations, notes payable and liabilities of discontinued operations.

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

Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $611,373 compared to net cash used in operating activities of $3,060,456 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our net cash provided by operating activities was primarily attributable to the net loss of $2,527,552, adjusted by non- cash items of the loss on the fair value change of derivatives of $638,118, interest expense of $500,568, and amortization and depreciation of $55,912. Net changes of $1,949,690 in operating assets and liabilities added to the cash provided by operating activities.

For the three months ended March 31, 2022, our net cash used in operating activities was primarily attributable to the net loss of $1,381,469, adjusted by non- cash interest expense of $3,379,121, stock-based compensation of $136,249 and the non-cash expenses of amortization and depreciation of $41,421. This was offset by the gain on the fair value changes in derivatives related to warrants and convertible notes of $4,365,203. Net changes of $812,666 in operating assets and liabilities increased the cash used in operating activities.

Investing Activities

For the three months ended March 31, 2023, the net cash used in investing activities was $2,162, compared to $40,000 for the three months ended March 31, 2022.

Financing Activities

For the three months ended March 31, 2023, the net cash used in financing activities was $23,607. During the three months ended March 31, 2023, we received $526,393, net of issuance costs, from the sales of common stock to GHS. During the three months ended March 31, 2023, we made payments of $550,000 for notes payable. There was no financing activity for the three months ended March 31, 2022.

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

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of March 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table are all shares issued during the quarter ended March 31, 2023:

On January 10, 2023, the Company sold 17,357,355 shares to GHS at $0.003825 and received net proceeds of $64,039, after deducting transaction and broker fees of $2,353.

On January 17, 2023, the Company sold 20,962,997 shares to GHS at $0.003825 and received net proceeds of $77,555, after deducting transaction and broker fees of $2,629.

On January 23, 2023, the Company sold 12,767,276 shares to GHS at $0.005185 and received net proceeds of $63,849, after deducting transaction and broker fees of $2,349.

On February 3, 2023, the Company sold 18,247,307 shares to GHS at $0.00629 and received net proceeds of $111,455, after deducting transaction and broker fees of $3,321.

On February 14, 2023, the Company sold 14,136,995 shares to GHS at $0.00654 and received net proceeds of $89,651, after deducting transaction and broker fees of $2,876.

On March 6, 2023, the Company sold 8,246,054 shares to GHS at $0.00519 and received net proceeds of $40,876, after deducting transaction and broker fees of $1,880.

On March 22, 2023, the Company sold 9,459,484 shares to GHS at $0.00501 and received net proceeds of $45,466, after deducting transaction and broker fees of $1,974.

On March 30, 2023, the Company sold 6,579,315 shares to GHS at $0.005355 and received net proceeds of $33,503, after deducting transaction and broker fees of $1,730.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)