Form 10-Q
period 2023-06-30
OZOP ENERGY SOLUTIONS, INC.
filed 2023-08-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of August 14, 2023, 4,941,848,641 shares of common stock of the registrant were outstanding.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$1,294,898	$1,369,210
Prepaid expenses	148,330	59,405
Accounts receivable	15,770	173,151
Inventory	2,328,373	3,601,026
Vendor deposits	2,525,102	3,053,821
Total Current Assets	6,312,473	8,256,613

Operating lease right-of-use asset, net	441,326	507,706
Property and equipment, net	667,761	711,615
Other assets	13,408	13,408
TOTAL ASSETS	$7,434,968	$9,489,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$6,621,624	$5,089,009
Convertible notes payable, net of discounts	25,000	25,000
Current portion of notes payable, net of discounts	4,079,423	4,447,605
Customer deposits	250,000	250,000
Derivative liabilities	5,895,175	4,314,270
Operating lease liability, current portion	140,590	133,508
Deferred liability	490,275	490,000
Liabilities of discontinued operations	1,049,109	1,059,837
Total Current Liabilities	18,551,196	15,809,229

Long Term Liabilities
Note payable, net of discount	14,910,000	14,272,500
Operating lease liability, net of current portion	312,609	384,382
TOTAL LIABILITIES	33,773,805	30,466,111

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001) Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (6,990,000,000 shares authorized par value $0.001; 4,894,080,751 and 4,771,275,349 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively)	4,894,081	4,771,275
Treasury stock, at cost, 47,500 shares of Sereis C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares as of June 30, 2023 and December 31, 2022	638	638
Additional paid in capital	198,062,238	197,586,824
Accumulated deficit	(217,261,087)	(211,300,799)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(25,554,060)	(20,191,992)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(26,338,837)	(20,976,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,434,968	$9,489,342

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,241,326	$4,765,877	$4,032,524	$7,685,199
Cost of goods sold	1,733,892	4,286,687	4,128,592	7,036,036
Gross profit (loss)	(492,566)	479,190	(96,068)	649,163

Operating expenses:
General and administrative, related parties	240,000	240,000	480,000	630,000
General and administrative, other	723,070	1,128,829	1,552,832	2,504,396
Total operating expenses	963,070	1,368,829	2,032,832	3,134,396

Loss from continuing operations	(1,455,636)	(889,639)	(2,128,900)	(2,485,233)

Other (income) expenses:
Interest expense	1,039,676	1,421,383	2,261,209	5,388,281
(Gain) loss on change in fair value of derivatives	942,787	(9,011,570)	1,580,905	(13,376,773)
Total Other (Income) Expenses	1,982,463	(7,590,187)	3,842,114	(7,988,492)

Income (loss) from continuing operations before income taxes	(3,438,099)	6,700,548	(5,971,014)	5,503,259
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	(3,438,099)	6,700,548	(5,971,014)	5,503,259
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	5,363	(168,642)	10,726	(352,822)
Net income (loss)	(3,432,736)	6,531,906	(5,960,288)	5,150,437
Less: net loss attributable to noncontrolling interest	-	(172,399)	-	(360,107)
Net income (loss) attributable to Ozop Energy Solutions, Inc.	$(3,432,736)	$6,704,305	$(5,960,288)	$5,510,544

Income (loss) from continuing operations per share of common stock basic and fully diluted	$(0.00)	$0.00	$(0.00)	$0.00
Income (loss) from discontinued operations per share of common stock basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)
Income (loss) per share basic and fully diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding Basic and diluted	4,892,162,699	4,622,362,977	4,863,711,391	4,621,092,259

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2023	637,755	$638	2,500	$3	1,334	$1	4,771,275,349	$4,771,275	$(11,249,934)	$197,586,824	$(211,300,799)	$(784,777)	$(20,976,769)

Issuance of shares of common stock sold, net of issuance costs of $19,110	-	-	-	-	-	-	107,756,783	107,757	-	418,636	-	-	526,393

Net loss	-	-	-	-	-	-	-	-	-	-	(2,527,552)	-	(2,527,552)
Balances March 31, 2023	637,755	638	2,500	3	1,334	1	4,879,032,132	4,879,032	(11,249,934)	198,005,460	(213,828,351)	(784,777)	(22,977,928)

Issuance of shares of common stock sold, net of issuance costs of $3,558	-	-	-	-	-	-	15,048,619	15,049	-	56,778	-	-	71,827

Net loss	-	-	-	-	-	-	-	-	-	-	(3,432,736)	-	(3,432,736)
Balances June 30, 2023	637,755	$638	2,500	$3	1,334	$1	4,894,080,751	$4,894,081	$(11,249,934)	$198,062,238	$(217,261,087)	$(784,777)	$(26,338,837)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2022	637,755	$638	2,500	$3	1,334	$1	4,617,362,977	$4,617,363	$(11,249,934)	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

Issuance of common stock for services	-	-	-	-	-	-	5,000,000	5,000	-	130,000	-	-	135,000

Net loss	-	-	-	-	-	-	-	-	-	-	(1,193,761)	(187,708)	(1,381,469)
Balances March 31, 2022	637,755	638	2,500	3	1,334	1	4,622,362,977	4,622,363	(11,249,934)	196,594,222	(218,520,372)	(442,813)	(28,995,892)

Net income (loss)	-	-	-	-	-	-	-	-	-	-	6,704,305	(172,399)	6,531,906
Balances June 30, 2022	637,755	$638	2,500	$3	1,334	$1	4,622,362,977	$4,622,363	$(11,249,934)	$196,594,222	$(211,816,067)	$(615,212)	$(22,463,986)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$(5,971,014)	$5,503,259
Net income (loss) from discontinued operations	10,726	(352,822)
Net income (loss)	(5,960,288)	5,150,437
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash interest expense	819,318	4,199,825
Amortization and depreciation	112,397	86,984
(Gain) loss on fair value change of derivatives	1,580,905	(13,376,773)
Inventory write-down	625,000	-
Stock compensation expense	-	136,249
Changes in operating assets and liabilities:
Accounts receivable	157,381	513,118
Inventory	647,653	(774,851)
Prepaid expenses	(88,926)	(25,597)
Vendor deposits	528,719	(2,381,791)
Accounts payable and accrued expenses	1,532,615	1,246,756
Deferred revenue	275	-
Operating lease liabilities	(64,693)	(58,173)
Customer deposits	-	494,893
Net cash used in continuing operations	(109,644)	(4,788,923)
Net cash provided by (used in) discontinued operations	(10,726)	112,763
Net cash used in operating activities	(120,370)	(4,676,160)

Cash flows from investing activities:
Purchase of office and computer equipment	(2,162)	(43,226)
Net cash used in investing activities	(2,162)	(43,226)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	598,220	-
Payments of principal of convertible note payable and notes payable	(550,000)	-
Net cash provided by financing activities	48,220	-

Net decrease in cash	(74,312)	(4,719,386)

Cash, Beginning of period	1,369,210	6,632,194

Cash, End of period	$1,294,898	$1,912,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$28,302
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Issuance of common stock and preferred stock for consulting fees and compensation	$-	$136,249

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

On May 5, 2023, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “Amendment”) to increase the authorized capital stock of the Company to 7,000,000,000 shares, of which 6,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the Amendment with the State of Nevada on June 23, 2023.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had an accumulated deficit of $217,261,087 and a working capital deficit of $12,238,723 (including derivative liabilities of $5,895,175). As of June 30, 2023, the Company was in default of $3,715,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 4, 2022, the Company, and GHS Investments LLC (“GHS”). signed a Securities Purchase Agreement (the “1st GHS Purchase Agreement”) for the sale of up to Two Hundred Million (200,000,000) shares of the Company’s common stock to GHS. We may sell shares of our common stock from time to time over a six (6)- month period ending October 4, 2022, at our sole discretion, to GHS under the GHS Purchase Agreement. On October 17, 2022, the Company and GHS extended the Maturity Date to April 4, 2023. The purchase price shall be 85% of lowest VWAP for the ten (10) days preceding the Company’s notice to GHS for the sale of the Company’s common stock. On April 8, 2022, the Company filed a Prospectus Supplement to the Registration Statement dated October 14, 2021, regarding the GHS Purchase Agreement. During the six months ended June 30, 2023, the Company sold GHS 51,087,628 shares of common stock and received $205,443, net of offering costs. During the year ended December 31, 2022, the Company sold to GHS 148,912,372 shares of common stock and received $1,141,514, net of offering costs. As of January 23, 2023, the Company sold GHS 200,000,000 shares of common stock.

On January 18, 2023, the Company and GHS signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,000) shares of the Company’s common stock to GHS. The terms and conditions of the 2nd GHS Purchase Agreement are similar to the terms and conditions of the 1st GHS Purchase Agreement. During the six months ended June 30, 2023, the Company sold to GHS 71,717,774 shares of common stock and received $392,777 net of offering costs.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. Subsequent to June 30, 2023, the Company sold to GHS 47,767,890 shares of common stock and received $240,936 net of offering costs.

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

Modular Energy Distribution System: The Neo-GridTM System comprises of the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. OES has acquired the license rights to the Neo-GridTM System, a proprietary system (patent pending), for the capture and distribution of electrical energy for the EV market. The Neo-GridTM System will serve both the private auto and the commercial sectors. The exponential growth of the EV industry has been accelerated by the recent major commitments of most of the major car manufacturers. Our Neo-GridTM System leverages this accelerated growth by offering (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

OES has developed a business plan for the Neo-GridTM System for the distribution of electrical energy providing a solution to the inevitable stress to the existing grid infrastructure. The Company has completed its’ research and development of the Neo-GridTM System as well as compleyed the first set of engineered technical drawings. This first stage of the engineered technical drawings allows us to move forward with stage two, as well as to begin to construct the first prototype or proof of concept, (“PoC”). Our PoC design is partially reliant on auto manufacturers establishing standardizations of the actual charging/discharging protocols of the batteries such as on-board inverters as well as bi-directional capabilities in electric vehicles, which have only recently been established. As the market growth rate of EV’s continues to rise, the stress on the existing grid-tied infrastructure shows the need for the continued development of our Neo-GridTM System solution.

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

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. Royal’s VSCs are now effective in all 50 states.

●	On October 13, 2022, EVCO entered into a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 17, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at June 30, 2023 and December 31, 2022.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2023, and 2022, and their accounts receivable balance as of June 30, 2023:

	Sales % Three Months Ended June 30, 2023	Sales % Six Months Ended June 30, 2023	Sales % Three Months Ended June 30, 2022	Sales % Six Months Ended June 30, 2022	Accounts receivable balance June 30, 2023
Customer A	84.4%	93.1%	N/A	N/A	$-
Customer B	13.1%	N/A	N/A	N/A	-
Customer C	N/A	N/A	44.5%	27.6%	-
Customer D	N/A	N/A	10.1%	11.8%	-
Customer E	N/A	N/A	N/A	10.7%	-

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $625,000 to the historical cost of inventory purchases for the three and six months ended June 30, 2023. Finished goods inventories as of June 30, 2023, and December 31, 2022, were $2,328,373 and $3,601,026, respectively. As of June 30, 2023, the Company has on deposit with vendor(s) approximately $2,525,000 and has a balance due of approximately $7,820,000 for open purchase orders. The remaining balance is partially due when the vendor ships the product, with the final balance due prior to delivery.

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the three and six months ended June 30, 2023, there was one supplier that accounted for 100%. For the three months ended June 30, 2022, there were three suppliers that accounted for approximately 41%, 23%, and 20%, respectively. For the six months ended June 30, 2022, there were four suppliers that accounted for approximately 38%, 16%, 15%, and 11%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the balances due on shipment and delivery, while other vendors’ terms are due immediately prior to delivery. We may also buy product from other distributors if we are not able to purchase direct from the manufacturer. While management believes its relationships with its vendors are good, if we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

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

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2023, and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sourced and distributed products	$1,213,826	$4,749,377	$3,972,624	$7,668,699
OED Installations	27,500	16,500	59,900	16,500
Total	$1,241,326	$4,765,877	$4,032,524	$7,685,199

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company currently brings the finished goods into a third-party warehouse to fill orders as well as to build inventory for future sales orders.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended June 30, 2023, and 2022, the Company recorded advertising and marketing expenses of $13,398 and $2,710, respectively. For the six months ended June 30, 2023, and 2022, the Company recorded advertising and marketing expenses of $31,170 and $5,188, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income (loss) from discontinued operations in the accompanying consolidated financial statements for the three and six months ended June 30, 2023, and 2022. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, for each fair value hierarchy level:

June 30, 2023	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$5,895,175	$5,895,175

December 31, 2022	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,314,270	$4,314,270

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2023, and 2022, the Company’s dilutive securities are convertible into approximately 8,508,178,172 and 7,689,380,800, respectively, shares of common stock. The following table represents the classes of dilutive securities as of June 30, 2023, and 2022:

	June 30, 2023	June 30, 2022
Convertible preferred stock (1)	7,341,121,127	6,933,544,466
Unexercised common stock purchase warrants (1)	1,047,024,518	672,024,518
Convertible notes payable (1)	11,023,739	2,520,720
Promissory notes payable (1)	109,008,788	81,291,096
	8,508,178,172	7,689,380,800

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Other than the above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2023, that are of significance or potential significance to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	June 30, 2023	December 31, 2022
Office equipment	$224,733	$222,571
Building and building improvements	600,000	600,000
Less: Accumulated Depreciation	(156,972)	(110,956)
Property and Equipment, Net	$667,761	$711,615

Depreciation expenses were $22,994 and $14,407 for the three months ended June 30, 2023, and 2022, respectively. Depreciation expenses were $46,016 and $25,212 for the six months ended June 30, 2023, and 2022, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities as of June 30, 2023, and December 31, 2022, at $5,895,175 and $4,314,270 respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of June 30, 2023, and December 31, 2022, risk free interest rates at 5.47% and 4.76%, respectively, and volatility of 74% and 71%, respectively. During the year ended December 31, 2022, the Company issued 375,000,000 warrants in conjunction with the extension of certain notes payable. The Company recorded a discount to notes payable of $2,550,000 with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing model. The following assumptions were utilized in the initial Black-Scholes valuation of issued warrants during the year ended December 31, 2022, risk free interest rate of 4.45%, volatility of 509%, and an exercise price of $0.0067.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of June 30, 2023, and December 31, 2022, risk free interest rate of 4.74% to 5.46%, and 4.39% to 4.73%, respectively, volatility of 102% to 126%, and 109% to 272%, respectively, and exercise prices of $0.0061 to $0.15.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2023, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2023	$4,285,400	$28,870	$4,314,270
Change in fair value	1,578,470	2,435	1,580,905
Balance June 30, 2023	$5,863,870	$31,305	$5,895,175

NOTE 7 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	June 30, 2023	December 31, 2022

Note payable, interest at 8%, matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 12%, matures November 6, 2023	389,423	389,423
Note payable $1,000,000 face value, interest at 12%, matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures October 31, 2024, net of discount of $226,667 (2023) and $311,667 (2022)	1,973,333	1,888,333
Note payable $11,110,000 face value, interest at 15%, matures October 31, 2024, net of discount of $1,133,333 (2023) and $1,558,333 (2022)	9,976,667	9,551,667
Note payable $3,300,000 face value, interest at 15%, matures October 31, 2024, net of discount of $340,000 (2023) and $467,500 (2022)	2,960,000	2,832,500
Note payable $3,020,000 face value, matured March 31, 2023, net of discount of $0 (2023) and $181,818 (2022), in default	2,220,000	2,588,182
Sub-total notes payable, net of discount	18,989,423	18,720,105
Less long-term portion, net of discount	14,910,000	14,272,500
Current portion of notes payable, net of discount	$4,079,423	$4,447,605

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. For the six months ended June 30, 2023, amortization of the original issue discount of $181,818 was charged to interest expense. During the six months ended June 30, 2023, the Company also repaid $550,000 of the principal of the note. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $2,220,000 and $2,770,000, respectively, with a carrying value as of June 30, 2023, and December 31, 2022, of $2,220,000 and $2,588,182, respectively, net of unamortized discounts of $181,818 as of December 31, 2022. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and six months ended June 30, 2023, $63,750 and $127,500 was charged to interest expense. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $3,300,000 with carrying values of $2,960,000 and $2,832,500, respectively, net of unamortized discount of $340,000 and $467,500 as of June 30, 2023, and December 31, 2022, respectively.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and six months ended June 30, 2023, $212,500 and $425,000 was charged to interest expense. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $11,110,000 with a carrying value of $9,976,667 and $9,551,667, respectively, net of unamortized discounts of $1,133,333 and $1,558,333, respectively.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and six months ended June 30, 2023, $42,500 and $85,000 was charged to interest expense. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $2,200,000 with a carrying value of $1,973,333 and $1,888,333, respectively, net of unamortized discounts of $226,667 and $311,667, respectively.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of June 30, 2023, and December 31, 2022, the accrued interest is $495,452 and $375,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. During the year ended December 31, 2021, the Company paid $375,000 to the Holder. On May 3, 2021, the Company issued 75,000,000 shares of common stock to the Holder, upon the cashless exercise of a portion of the warrants. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of June 30, 2023, and December 31, 2022, the accrued interest is $225,247 and $180,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

No payments have been made and the Company is in default of the agreement. On November 11, 2022, the third-party and the Company agreed to reduce the liability by $260,000 and add $260,000 to the promissory note issued on November 11, 2022. The deferred liability as of June 30, 2023, and December 31, 2022, on the consolidated balance sheet is $490,275 and $490,000, respectively.

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

Management Fees and related party payables

For the three and six months ended June 30, 2023, and 2022, the Company recorded expenses to its officers in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
CEO, parent	$240,000	$240,000	$480,000	$380,000
CEO, parent-bonus	-	-	-	250,000
Total	$240,000	$240,000	$480,000	$630,000

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

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. For the three and six months ended June 30, 2022, the Company has recorded consulting expenses of $30,000 and $60,000, respectively.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective June 30, 2022, Mr. Green was no longer providing consulting services to the Company. For the three and six months ended June 30, 2022, the Company recorded consulting expenses of $30,000 and $60,000, respectively.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of June 30, 2023, and December 31, 2022, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of June 30, 2023, and December 31, 2022, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheet presented herein.

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

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the six months ended June 30, 2023, the Company issued 122,805,402 shares of common stock and received net proceeds of $598,220 after issuance costs of $22,668. During the three months ended June 30, 2023, the Company issued 15,048,619 shares of common stock and received net proceeds of $71,827 after issuance costs of $3,558.

During the six months ended June 30, 2022, the Company issued 5,000,000 shares of restricted common stock in the aggregate for services.

As of June 30, 2023, the Company has 6,990,000,000 shares of $0.001 par value common stock authorized and there are 4,894,080,751 shares of common stock issued and outstanding.

On May 5, 2023, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “Amendment”) to increase the authorized capital stock of the Company to 7,000,000,000 shares, of which 6,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the Amendment with the State of Nevada on June 23, 2023.

 Preferred stock

As of June 30, 2023, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of June 30, 2023, and December 31, 2022, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

Series D Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock.

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of June 30, 2023, and December 31, 2022, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of June 30, 2023, and December 31, 2022.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of June 30, 2023, and December 31, 2022, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of June 30, 2023, and December 31, 2022, the accumulative noncontrolling interest is $784,777.

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

Right-of- use assets are summarized below:

	June 30, 2023	December 31, 2022
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(261,562)	(195,182)
Right-of-use assets, net	$441,326	$507,706

Operating lease liabilities are summarized as follows:

	June 30, 2023	December 31, 2022
Lease liability	$453,199	$517,890
Less current portion	(140,590)	(133,508)
Long term portion	$312,609	$384,382

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2023	$84,744
For the year ending December 31, 2024	171,840
For the year ending December 31, 2025	175,942
For the year ending December 31, 2026	74,030
Total	$506,556
Less: present value discount	(53,357)
Lease liability	$453,199

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income (loss) from discontinued operations in the accompanying consolidated financial statements for the three and six months ended June 30, 2023, and 2022. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three and six months ended June 30, 2023, and 2022 are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$5,363	$112,759	$10,726	$275,675
Cost of goods sold	-	129,774	-	256,256
Gross profit (loss)	5,363	(17,015)	10,726	19,419
Operating expenses	-	145,458	-	357,748
Interest expense	-	6,169	-	14,493
Income (loss) from discontinued operations	$5,363	$(168,642)	$10,726	$(352,822)

There are no assets as of June 30, 2023, and December 31, 2022, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as “liabilities held for disposal” as of June 30, 2023, and December 31, 2022. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at June 30, 2023, and December 31, 2022:

Current liabilities

	June 30, 2023	December 31, 2022
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Operating lease liability	-	3,575
Deferred revenues	14,298	21,451
Total current liabilities of discontinued operations	$1,049,109	$1,059,837

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

NOTE 16 – SUBSEQUENT EVENTS

From July 1, 2023, through the filing of this report, the Company sold GHS 47,767,890 shares of common stock for proceeds of $240,936 net of offering costs. These sales were under the May 1, 2023, GHS Equity Financing Agreement.

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

On August 19, 2021, the Company formed Ozop Capital Partners, Inc. (“Ozop Capital”), a Delaware corporation and a wholly owned subsidiary of the Company and was formed as a holding company. On October 29, 2021, EV Insurance Company, Inc. (“EVCO”) was formed as a captive insurer that reinsures in the State of Delaware. EVCO (DBA “OZOP Plus”) is a wholly owned subsidiary of Ozop Capital.

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

Solar PV: Our PV business model involves the design and construction of electrical generating PV systems that can sell power to the utilities or be used for off grid use as part of our developing Neo-Grids solution. The Neo-GridTM System, patent pending, was developed for the off-grid distribution of electricity to remove or reduce the dependency on utilities that currently burdens the EV Charging sectors. It will also reduce or eliminate the lengthy permitting processes and streamline the installation of those EV chargers.

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

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer. Royal’s VSCs are now effective in all 50 states.

●	On October 13, 2022, EVCO entered a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income (loss) from discontinued operations in the accompanying consolidated financial statements for the three and six months ended June 30, 2023, and 2022.

Results of Operations for the three and six months ended June 30, 2023, and 2022:

Revenue

For the three and six months ended June 30, 2023, the Company generated revenue of $1,241,326 and 4,032,524, respectively, compared to $4,765,877 and $7,685,199 for the three and six months ended June 30, 2022, respectively. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) operations began in the quarter ended June 30, 2022, and are classified as design and installation. Sales are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sourced and distributed products	$1,213,826	$4,749,377	$3,972,624	$7,668,699
Design and installation	27,500	16,500	59,900	16,500
Total	$1,241,326	$4,765,877	$4,032,524	$7,685,199

Sales of sourced and distributed products (solar product) were lower for the three and six months ended June 30, 2023, compared to the same periods in 2022. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. This also resulted in our customers having excess inventory on hand.

As of June 30, 2023, the Company had inventory of approximately $2,328,000. As of the date of this report the Company also has outstanding purchase orders with its panel supplier of approximately $10,345,000 and has paid deposits of approximately $2,525,000 towards these open purchase orders. If the Company sells their current inventory and open purchase orders, sales of solar products can approach $15 million for 2023.

Cost of sales

For the three and six months ended June 30, 2023, the Company recognized $1,733,892 and $4,128,592, respectively, of cost of sales, compared to $4,286,687 and $7,036,036 for the three and six months ended June 30, 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sourced and distributed products	$1,108,892	$4,286,687	$3,503,592	$7,036,036
Inventory write down	625,000	-	625,000	-
	$1,733,892	$4,286,687	$4,128,592	$7,036,036

During the quarter ended June 30, 2023, the Company reviewed its inventory valuation to determine if the historical cost of its solar panels was less than their net realizable value. Management also considers, if applicable, other factors, including known trends, market conditions, and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $625,000 (the “Inventory Adjustment”) to the historical cost of inventory purchased. Prior to the Inventory Adjustment, gross margin was 10.7% and 13.1% for the three and six months ended June 30, 2023, respectively, compared to 10.1% and 8.4% for the three and six months ended June 30, 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross margin prior to Inventory Adjustment	10.7%	10.1%	13.1%	8.4%
Gross margin after Inventory Adjustment	(39.7%)	10.1%	(2.4%)	8.4%

For the three months ended June 30, 2023, the increase in gross margin prior to the Inventory Adjustment compared to the three months ended June 30, 2022, is a result of the higher gross margins on design and installation sales related to OED, offset by lower gross margin on solar panel sales related to the product mix sold of solar panels. For the six months ended June 30, 2023, the increase in gross margin prior to the Inventory Adjustment compared to the six months ended June 30, 2022, is a result of the higher gross margins on design and installation sales related to OED, and by higher gross margin on solar panel sales related to the product mix sold of solar panels.

Operating expenses

Total operating expenses for the three and six months ended June 30, 2023, were $963,070 and $2,032,832, respectively, compared to $1,368,829 and $3,134,396 for the three and six months ended June 30, 2022, respectively. The operating expenses were comprised of:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Wages and management fees, related parties, including stock-based compensation	$240,000	$240,000	$480,000	$630,000
Stock-based compensation, other	-	-	-	136,249
Salaries, taxes, and benefits	254,290	303,511	521,094	554,910
Professional and consulting fees	239,938	549,552	520,946	1,178,499
Advertising and marketing	13,398	2,710	31,170	5,188
Rent and office expenses	16,313	56,966	71,429	122,941
Insurance	68,206	53,457	116,597	134,291
General and administrative	130,925	162,633	291,596	372,318
Total operating expenses	$963,070	$1,368,829	$2,032,832	$3,134,396

Management fees- related parties, are amounts paid to our CEO. On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus (included in the six months ended June 30, 2022) and receives annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensating Mr. Conway $20,000 per month beginning in April 2022.

There was no stock-based compensation for the three and six months ended June 30, 2023. Stock based compensation for the six months ended June 30, 2022, of $136,249 is comprised of the following:

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.027 per share. During the six months ended June 30, 2022, the Company included $135,000 in stock compensation expense.
●	$1,249 of amortization of stock compensation for shares issued in April 2021.

Salaries, taxes, and benefits decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The decrease was a result of the termination for cause of all of the employees in the west coast location related to Ozop Energy Systems. This decrease was reduced by the increases in Ozop Engineering and Design (“OED”) and EV Insurance Company (“Ozop Plus”) having employees for the entire three and six months ended June 30, 2023, compared to OED beginning in April 2022, and Ozop Plus not having any employees in the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, and 2022, salaries, taxes and benefits were comprised of the following:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Ozop Energy Systems	$62,394	$247,949	$142,095	$499,348
Ozop Engineering and Design	158,283	55,562	311,135	55,562
EV Insurance Company	33,613	-	67,864	-
Total	$254,290	$303,511	$521,094	$554,910

Ozop Energy Systems currently has 3 employees with an aggregate annual salary of $276,000 and focused on the battery storage system, information technology and general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED currently has four employees with an aggregate annual compensation of $381,000. EV Insurance Company has one employee with annual compensation of $125,000.

Professional and consulting fees decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The decrease is due to the expiration of certain consulting contracts and accounting fees. These decreases were partially offset by increases in legal expenses and auditing fees.

Advertising and marketing expenses increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The increases were related to website development, lead generation costs, and trade show participation.

Rent and office expenses (including supplies, utilities, and internet costs) decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The decrease is the result that on March 1, 2023, OES subleased the Carlsbad office and warehouse to a third party.

Insurance expenses increased for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and decreased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase for the three-month period was a result of health insurance for OED for the full three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was reduced by termination of the west coast employees in November 2022, resulting in no health insurance and workers compensation expenses related thereto. The decrease for the six-month period was the result of the termination of the west coast employees in November 2022, resulting in no health insurance and workers compensation expenses related thereto. The decrease was reduced by the health insurance costs for OED for the full six months ended June 30, 2023, compared to the six months ended June 30, 2022. The Company estimates that the monthly insurance expense to be approximately $20,000 per month.

Other (Income) Expenses

Other expense, net, for the three and six months ended June 30, 2023, was $1,982,463 and $3,842,114, respectively, compared to other income, net, for the three and six months ended June 30, 2022, of $7,590,187 and $7,988,492, respectively, and were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$1,039,676	$1,421,383	$2,261,209	$5,388,281
(Gain) loss on change in fair value of derivatives	942,787	(9,011,570)	1,580,905	(13,376,773)
Total other (income) expense	$1,982,463	$(7,590,187)	$3,842,114	$(7,988,492)

The decrease in interest expense for the three and six months ended June 30, 2023, is primarily a result of the amortization period of certain note discounts were completed in 2022, resulting in $318,750 and $819,318 of interest related to the amortization of note discounts for the three and six months ended June 30, 2023, compared to $820,704 and $4,199,825 for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, the Company recognized losses on the change in the fair value of derivatives compared to gains for the three and six months ended June 30, 2022.

Net loss

Net losses attributable to the Company for the three and six months ended June 30, 2023, were $3,432,736 and $5,960,288, respectively, compared to net income of $6,704,305 and $5,510,544 for the three and six months ended June 30, 2022. The change was primarily a result of the loss on the change in fair value of derivatives for the three and six months ended June 30, 2023, compared to the gains for the three and six months ended June 30, 2022. The increase in the loss was also a result of lower gross profits for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, as a result of the Inventory Adjustment increasing the cost of goods sold by $625,000 for the three and six months ended June 30, 2023. These increases on losses were partially offset by the decreases in operating expenses and interest expense for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had an accumulated deficit of $217,261,087 and a working capital deficit of $12,238,723 (including derivative liabilities of $5,895,175). As of June 30, 2023, the Company was in default of $3,715,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the six months ended June 30, 2023, we primarily funded our business operations with the existing cash on hand as of January 1, 2023, cash received from sales of inventory, and $598,220 received from sales of common stock.

As of June 30, 2023, we had cash of $1,294,898 as compared to $1,369,210 as of December 31, 2022. As of June 30, 2023, we had current liabilities of $18,551,196 (including $5,895,175 of non-cash derivative liabilities), compared to current assets of $6,312,473, which resulted in a working capital deficit of $12,238,723. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, customer deposits, deferred liability, lease obligations, notes payable and liabilities of discontinued operations.

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

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $120,370 compared to $4,676,160 for the six months ended June 30, 2022. For the six months ended June 30, 2023, our net cash used in operating activities was primarily attributable to the net loss of $5,960,288, adjusted by non- cash items of the loss on the fair value change of derivatives of $1,580,905, interest expense of $819,318, the inventory write-down of $625,000 and amortization and depreciation of $112,397. Net changes of $2,713,024 in operating assets and liabilities reduced the cash used in operating activities.

For the six months ended June 30, 2022, our net cash used in operating activities was primarily attributable to the net income of $5,150,437, adjusted by non- cash interest expense of $4,199,825, stock-based compensation of $136,249 and the non-cash expenses of amortization and depreciation of $86,984. This was offset by the gain on the fair value changes in derivatives related to warrants and convertible notes of $13,376,773. Net changes of $985,645 in operating assets and liabilities increased the cash used in operating activities.

Investing Activities

For the six months ended June 30, 2023, the net cash used in investing activities was $2,162, compared to $43,226 for the six months ended June 30, 2022.

Financing Activities

For the six months ended June 30, 2023, the net cash provided by financing activities was $48,220. During the six months ended June 30, 2023, we received $598,220, net of issuance costs, from the sales of common stock to GHS. During the six months ended June 30, 2023, we made payments of $550,000 for notes payable. There was no financing activity for the six months ended June 30, 2022.

Critical Accounting Policies

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements:

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three and six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following are all shares issued during the quarter ended June 30, 2023:

On April 10, 2023, the Company sold 7,029,750 shares to GHS at $0.00510 and received net proceeds of $34,110, after deducting transaction and broker fees of $1,742.

On April 13, 2023, the Company sold 8,018,869 shares to GHS at $0.00493 and received net proceeds of $37,717, after deducting transaction and broker fees of $1,816.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended June 30, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2023

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

