Form 10-K
period 2023-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2024-04-16
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023, was $37,195,014 (computed using the closing price of the common stock on June 30, 2023, as reported by the OTC Markets).

As of April 16, 2024, 5,907,488,753 shares of common stock of the registrant were outstanding.

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

Corporate Matters

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see below). As of December 31, 2023, and 2022, there were 2,500 shares, respectively, of Series C Preferred Stock issued and outstanding, all owned by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2023, and 2022, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2023. Mr. Conway owns 1,333 shares of Series D Preferred Stock as of December 31, 2023, and 2022.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of December 31, 2023, and 2022, there were -0- shares, respectively, of Series E Preferred Stock issued and outstanding.

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

During the year ended December 31, 2023, the Company sold GHS 51,087,628 shares of common stock and received $205,443, net of offering costs. During the year ended December 31, 2022, the Company sold to GHS 148,912,372 shares of common stock and received $1,141,514, net of offering costs. As of January 23, 2023, the Company sold GHS 200,000,000 shares of common stock.

On January 18, 2023, the Company and GHS signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,000) shares of the Company’s common stock to GHS. The terms and conditions of the 2nd GHS Purchase Agreement are similar to the terms and conditions of the 1st GHS Purchase Agreement. During the year ended December 31, 2023, the Company sold to GHS 71,717,774 shares of common stock and received $392,777 net of offering costs.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equalling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equalling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2023, the Company sold to GHS 587,432,649 shares of common stock and received $1,230,043 net of offering costs. From January 1, 2024, through April 16, 2024, the Company sold GHS 425,975,373 shares of common stock for proceeds of $416,696 net of offering costs.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a gain or loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2023, and 2022.

Business Overview

Ozop Energy Systems

OES operates in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. We are engaged in multiple business lines that include project development as well as equipment distribution. Our solar and energy storage projects involve battery and solar photovoltaics (PV) installations.

Equipment Distributor: OES operates in the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease for a Single Subleasee Agreement (the “Sublease”) with the landlord and a third party for the office and warehouse in Carlsbad California. Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date. The Company and the subleasee have agreed to work together regarding any existing Company inventory in the facility. OES currently is focused on solar panel sales to other distributors and large installation companies.

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

OES has developed a business plan for the Neo-GridTM System for the distribution of electrical energy providing a solution to the inevitable stress to the existing grid infrastructure. The Company has completed its’ research and development of the Neo-GridTM System as well as completed the first set of engineered technical drawings. This first stage of the engineered technical drawings allows us to move forward with stage two, as well as to begin to construct the first prototype or proof of concept, (“PoC”). Our PoC design is partially reliant on auto manufacturers establishing standardizations of the actual charging/discharging protocols of the batteries such as on-board inverters as well as bi-directional capabilities in electric vehicles, which have only recently been established. As the market growth rate of EV’s continues to rise, the stress on the existing grid-tied infrastructure shows the need for the continued development of our Neo-GridTM System solution.

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

Sales and marketing

The Company markets its products through its websites as well as attending industry-specific trade shows. Additionally, OZOP Plus markets the EV VSC in conjunction with Royal Administration Services, Inc. (“Royal”) through Royal’s agents and the Company also will begin marketing the product through various third-party websites and portals for additional direct to consumer marketing to EV owners. In April 2023, OED began marketing its’ maintenance and support contract program, named Ozop Secure to existing customers as well as through other distributors.

Competition

We compete with many companies in the various application segments including larger, more established companies with substantial capabilities, personnel and financial resources. Many of our competitors have a larger presence in global markets.

Employees

As of the date of this filing, the Company employs 7 full time employees. Ozop also has contracts with various independent contractors and consultants to fulfil additional needs, including accounting, investor relations, business development, permitting, and other corporate functions, and may increase staff further as we expand activities and bring new projects online.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 100,000,000 shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares at $0.0063 per share, (the market value of the common stock on the date of the agreement) and had initially recorded $630,000 as a prepaid expense. On September 6, 2022, the Company was assigned the title to a property located at 55 Ronald Reagan Blvd, Warwick, NY 10990, in exchange for the 100,000,000 shares of common stock that were issued to the building owner in January 2021. The Company also entered into a free one-year Maintenance Agreement. The Company allocated $30,000 of the prepaid expense to the Maintenance Agreement and amortized the $30,000 over the one-year term. The Deed was recorded in the name of the Company on October 4, 2022. The Company reclassed the remaining $600,000 as a fixed asset and credited prepaid expense.

On April 14, 2021, the Company entered into a five-year lease which began on June 1, 2021, for approximately 8,100 square feet of office and warehouse space in Carlsbad, California, expiring May 31, 2026. Initial lease payments of $13,148 began on June 1, 2021, and increase by approximately 2.4% annually thereafter. On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease with the landlord and a third party for the office and warehouse in Carlsbad California. Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date.

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

On April 4, 2024, the Company executed a Settlement Agreement (the “Settlement”) with its former employees (see Note 10) and Your Home Solutions Corp (“YHS”). YHS and the former employees were all defendants (the “Defendants”) in the Complaint. Pursuant to the terms of the Settlement, the Defendants are to pay the Company $500,000 within 2 days of the Settlement (which was received as of April 5, 2024) and $625,000 on or before sixty (60) days from the Settlement, In exchange, the Company agreed to release all Defendants from the lawsuit upon the final and full payment of $1,125,000 and to deliver 11 containers of solar panels (see Note 10 and Note 17).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on April 15, 2024, was $0.0009.

Holders

As of December 31, 2023, the Company had 5,481,513,400 shares of our common stock issued and outstanding held by 117 holders of record.

Recent Sales of Unregistered Securities

The following are all shares issued during the quarter ended December 31, 2023:

On October 13, 2023, the Company sold 47,972,885 shares to GHS at $0.001896 and received net proceeds of $88,112, after deducting transaction and broker fees of $2,844.

On October 31, 2023, the Company sold 91,082,533 shares to GHS at $0.00152 and received net proceeds of $134,652, after deducting transaction and broker fees of $3,794.

On November 15, 2023, the Company sold 86,675,954 shares to GHS at $0.00152 and received net proceeds of $128,088, after deducting transaction and broker fees of $3,660.

On December 5, 2023, the Company sold 102,865,103 shares to GHS at $0.00136 and received net proceeds of $136,074, after deducting transaction and broker fees of $3,823.

On December 20, 2023, the Company sold 95,210,645 shares to GHS at $0.00152 and received net proceeds of $140,801, after deducting transaction and broker fees of $3,919.

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

OES operates in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. We are engaged in multiple business lines that include project development as well as equipment distribution. Our solar and energy storage projects involve battery and solar photovoltaics (PV) installations.

Equipment Distributor: OES operates in the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease for a Single Subleasee Agreement (the “Sublease”) with the landlord and a third party for the office and warehouse in Carlsbad California. Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date. The Company and the subleasee have agreed to work together regarding any existing Company inventory in the facility. OES currently is focused on solar panel sales to other distributors and large installation companies.

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

OES has developed a business plan for the Neo-GridTM System for the distribution of electrical energy providing a solution to the inevitable stress to the existing grid infrastructure. The Company has completed its’ research and development of the Neo-GridTM System as well as completed the first set of engineered technical drawings. This first stage of the engineered technical drawings allows us to move forward with stage two, as well as to begin to construct the first prototype or proof of concept, (“PoC”). Our PoC design is partially reliant on auto manufacturers establishing standardizations of the actual charging/discharging protocols of the batteries such as on-board inverters as well as bi-directional capabilities in electric vehicles, which have only recently been established. As the market growth rate of EV’s continues to rise, the stress on the existing grid-tied infrastructure shows the need for the continued development of our Neo-GridTM System solution.

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a gain or loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2023, and 2022.

Results of Operations for the years ended December 31, 2023, and 2022:

Revenue

For the year ended December 31, 2023, the Company generated revenue of $4,760,705 compared to $16,629,450 for the year ended December 31, 2022. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) operations began in the quarter ended June 30, 2022, and are classified as design and installation. Sales are summarized as follows:

	Year ended December 31,
	2023	2022
Sourced and distributed products	$4,544,855	$16,537,350
Design and installation	215,850	92,100
Total	$4,760,705	$16,629,450

Sales of sourced and distributed products (solar product) were lower for the year ended December 31, 2023, compared to December 31, 2022. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand and the cancellation of orders.

Cost of sales

For the years ended December 31, 2023, and 2022, the Company recognized $5,367,636 and $15,281,791, respectively, of cost of sales.

	Year ended December 31,
	2023	2022
Sourced and distributed products	$3,871,658	$15,281,791
Inventory write down	1,495,978	-
	$5,367,636	$15,281,791

During the year ended December 31, 2023, the Company reviewed its inventory valuation to determine if the historical cost of its solar panels was less than their net realizable value. Management also considers, if applicable, other factors, including known trends, market conditions, and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $1,495,978 (the “Inventory Adjustment”) to the historical cost of inventory purchased.

	Year ended December 31,
	2023	2022
Gross margin (loss)	(12.7)%	8.1%

For the year ended December 31, 2023, the decrease in gross margin compared to the year ended December 31, 2022, is a result of the $1,495,978 inventory write down.

Operating expenses

Total operating expenses for the years ended December 31, 2023, and 2022, were $5,644,981 and $5,959,344, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2023	2022
Management fees, related parties	$960,000	$1,090,000
Stock-based compensation, other	-0-	136,249
Termination costs	1,755,082	-0-
Salaries, taxes, and benefits	962,807	1,303,265
Professional and consulting fees	1,002,560	1,885,700
Advertising and marketing	64,616	51,441
Rent and office expenses	151,941	285,076
Insurance	232,637	278,885
General and administrative, Other	515,338	928,728
Total	$5,644,981	$5,959,344

Effective January 1, 2022, the Company entered into an employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus (included in the year ended December 31, 2022) and receives annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensating Mr. Conway $20,000 per month beginning in April 2022.

There was no stock-based compensation for the year ended December 31, 2023. Stock based compensation, other, for the year ended December 31, 2022, of $136,429 is comprised of the following:

●	5,000,000 shares of common stock issued in the aggregate to two employees pursuant to their offers of employment dated March 31, 2021. The shares were valued at $0.027 per share. During the year ended December 31, 2022, the Company included $135,000 in stock compensation expense.

●	$1,249 of amortization of stock compensation for shares issued in April 2021.

Termination costs of $1,755,082 for the year ended December 31, 2023, was a result of storage fees for goods that remained at a third-party warehouse and purchase order termination fees charged by the Company’s solar panel supplier, all of which was in connection with an early termination of vendor agreement.

Salaries, taxes, and benefits decreased for the year ended December 31, 2023, compared to December 31, 2022. The decrease was a result of the termination on November 1, 2022, of all Ozop Energy Systems California employees. The decrease was partially offset by Ozop Engineering and Design (“OED”) and EV Insurance (“EV”) company having employees for the full year in 2023 and OED beginning in April 2022, and EV in October 2022, respectively.

	Year ended December 31,
	2023	2022
Ozop Energy Systems	$277,641	$953,504
Ozop Engineering and Design	549,128	314,586
EV Insurance Company	136,038	35,175
Total	$962,807	$1,303,265

Ozop Energy Systems currently has 2 employees with an aggregate annual salary of $204,000 and focused on the battery storage system, information technology and general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED currently has five employees with an aggregate annual compensation of $478,000 and a daily consultant when needed. EV Insurance Company has one employee with annual compensation of $125,000.

Professional and consulting fees decreased for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is due to the expiration of certain consulting contracts and accounting fees. These decreases were partially offset by increases in legal expenses and auditing fees.

Advertising and marketing expenses increased for the year ended December 31, 2023, compared to December 31, 2022. The increases were related to website development, lead generation costs, and trade show participation.

Rent and office expenses (including supplies, utilities, and internet costs) decreased for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was a result that effective March 1, 2023, OES subleased the Carlsbad office and warehouse to a third party.

Insurance expenses decreased for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was the result of the termination of the west coast employees in November 2022, resulting in no health insurance and workers compensation expenses related thereto. The decrease was reduced by the health insurance costs for OED for the full year ended December 31, 2023, compared to less than a full year for the year ended December 31, 2022. The Company estimates that the monthly insurance expense to be approximately $20,000 per month.

General and administrative expenses decreased from $928,728 for the year ended December 31, 2022, to $515,338 for the year ended December 31, 2023. There were decreases in credit card fees of $130,384, building expenses of $144,998, investor relations of $92,702, freight out of $79,251, and travel and meals and entertainment of $31,064. These decreases of $478,399 were partially offset by increases in depreciation expense of $28,851 and other increases of $36,158.

Other Income (Expenses)

Other expense, net for the year ended December 31, 2023, was $1,139,220 compared to Other income, net, for the year ended December 31, 2022, of $10,763,570 and were as follows.

	Year ended December 31,
	2023	2022
Interest expense	$4,351,333	$8,438,861
(Gain) loss on change in fair value of derivatives	(3,212,113)	(19,202,431)
Total other expense (income), net	$1,139,220	$(10,763,570)

The decrease in interest expense for the year ended December 31, 2023, is primarily a result of the amortization period of certain note discounts that were completed in 2022. For the year ended December 31, 2023, the Company recognized gains on the change in the fair value of derivatives less than the gains for the year ended December 31, 2022.

Net income (loss), attributable to the Company

Net loss attributable to the Company for the year ended December 31, 2023, was $7,369,681 compared to net income attributable to the Company for the year ended December 31, 2022, of $6,025,812. The change was primarily a result of the gain on the change in fair value of derivatives of $3,212,113 for the year ended December 31, 2023, compared to $19,202,431 for the year ended December 31, 2022. The loss for the year ended December 31, 2023, also included the termination costs of $1,755,082 and inventory write down costs of $1,495,978.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $218,670,480 and a working capital deficit of $27,002,353 (including derivative liabilities of $1,216,078). As of December 31, 2023, the Company was in default of $3,315,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Currently, our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business, however, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. If we are unable to generate capital or raise additional funds when required, it will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Management’s plans in regard to these factors are discussed in Note 2 to the consolidated financial statements filed herein.

For the year ended December 31, 2023, we primarily funded our business operations with the existing cash on hand as of January 1, 2023, and $1,828,263 received from sales of common stock.

As of December 31, 2023, we had cash of $1,446,029 as compared to $1,369,210 as of December 31, 2022. As of December 31, 2023, we had current liabilities of $29,782,234 (including $1,216,078 of non-cash derivative liabilities), compared to current assets of $2,779,881, which resulted in a working capital deficit of $27,002,353. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable and liabilities of discontinued operations.

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $799,282 compared to $8,599,296 for the year ended December 31, 2022. For the year ended December 31, 2023, our net cash used in operating activities was primarily attributable to the net loss of $7,369,681, the gain on the change in fair value of derivatives of $3,212,113, and $250,000 of income on forfeited customer deposit, adjusted by non-cash items of the termination expense of $1,755,082, interest expense of $1,465,518, the inventory write-down of $1,495,978 and amortization and depreciation of $230,134. Net changes of $5,107,251 in operating assets and liabilities reduced the cash used in operating activities.

For the year ended December 31, 2022, our net cash used in operating activities was primarily attributable to the net income of $5,496,140, adjusted by non- cash interest expense of $5,938,622, stock-based compensation of $136,249 and the non-cash expenses of amortization and depreciation of $191,818. This was offset by the gain on the fair value changes in derivatives related to warrants and convertible notes of $19,202,431. Net changes of $1,551,000 in operating assets and liabilities increased the cash used in operating activities.

Investing Activities

For the year ended December 31, 2023, the net cash used in investing activities was $2,162, compared to $65,202 for the year ended December 31, 2022.

Financing Activities

For the year ended December 31, 2023, the net cash provided by financing activities was $878,263, compared to $3,401,514 for the year ended December 31, 2022. During the year ended December 31, 2023, we received $1,828,263, net of issuance costs, from the sales of common stock to GHS, and we made payments of $950,000 for notes payable.

During the year ended December 31, 2022, we received $2,510,000 of proceeds from the issuance of $3,020,000 promissory note and $1,141,514, net of issuance costs, from the sales of common stock to GHS. During the year ended December 31, 2022, we made payments of $250,000 for notes payable.

Critical Accounting Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F1-F27 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2023, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2023, as described below.

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

Name	Age	Position	Beginning
Brian Conway	53	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. The Company does not believe that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2023.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2023 and 2022:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years 2023, and 2022;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2023, and 2022, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023. Compensation information is shown for the fiscal years ended December 31, 2023, and 2022:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Brian P Conway (1)	2023	$960,000	$-	$-	$—	$—	$960,000
	2022	$840,000	$250,000	$-	$—	$—	$1,090,000

(1) On February 28, 2020, Mr. Conway was appointed as the Company’s Chief Executive Officer.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation on Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income (loss)
2023	$960,000	$960,000	$-	$-	-66.0%	N/A	$(7,369,681)
2022	$1,090,000	$1,090,000	$-	$-	-84.7%	N/A	$6,025,812
2021	$3,662,099	$3,662,099	$141,666	$141,166	353.6%	N/A	$(195,047,946)

2023 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2023, or December 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2023, and 2022.

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

Effective January 1, 2022, the Company entered into an employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus (included in the year ended December 31, 2022) and receives annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Ozop Capital increased Mr. Conway’s compensation to $20,000 per month in January 2022, OES began compensating Mr. Conway $20,000 in March 2022, and OED began compensating Mr. Conway $20,000 per month beginning in April 2022.

Other than the foregoing, currently, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development, and we will make appropriate additional disclosures as they are further developed and formalized.

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through December 31, 2023. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of April 16, 2024, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of April 1, 2024, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Brian P Conway, CEO and Director (2)	Common Stock	2,584,687,913	30.4%
	Series C Preferred Stock	2,500	100.0%
	Series D Preferred Stock	1,333	99.9%

(1) Percentages are based on 5,907,488,753 shares of the Company’s common stock, 2,500 shares of Series C Preferred Stock and 1,334 shares of Series D Preferred stock issued and outstanding as of April 16, 2024. The voting rights associated with the Series C Preferred Stock in the aggregate are equal to 67% of the total vote. Series C Preferred Stock has no conversion rights. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of Series D shares being converted. Series D Preferred Stock has no voting rights.

(2) Includes 1,333 shares of Series D Preferred Stock convertible into 2,584,687,913 shares of common stock.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2023, and 2022, the Company recorded expenses to its officers of $960,000 and $1,090,000, respectively.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2023, and 2022.

	2023	2022
Audit Fees(1)	$125,000	$87,500
Total Fees	$125,000	$87,500

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

		The financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-27.

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	April 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	April 16, 2024

OZOP ENERGY SOLUTIONS, INC.

COSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Energy Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Energy Solutions, Inc. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, as of December 31, 2023, the Company had an accumulated deficit of $218,670,480 and a working capital deficit of $27,002,353 (including derivative liabilities of $1,216,078). As of December 31, 2023, the Company was in default of $3,315,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

April 16, 2024

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,446,029	$1,369,210
Prepaid expenses	75,103	59,405
Accounts receivable	168,770	173,151
Inventory	1,089,979	3,601,026
Vendor deposits	-	3,053,821
Total Current Assets	2,779,881	8,256,613

Operating lease right-of-use asset, net	372,451	507,706
Property and equipment, net	618,899	711,615
Other assets	13,408	13,408
TOTAL ASSETS	$3,784,639	$9,489,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$8,026,784	$5,089,009
Convertible notes payable	25,000	25,000
Current portion of notes payable, net of discounts	18,837,500	4,447,605
Customer deposits	-	250,000
Derivative liabilities	1,216,078	4,314,270
Operating lease liability, current portion	147,993	133,508
Deferred liability	490,495	490,000
Liabilities of discontinued operations	1,038,384	1,059,837
Total Current Liabilities	29,782,234	15,809,229

Long Term Liabilities
Notes payable, net of discount	284,203	14,272,500
Operating lease liability, net of current portion	236,389	384,382
TOTAL LIABILITIES	30,302,826	30,466,111

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (6,990,000,000 shares authorized, par value $0.001; 5,481,513,400 and 4,771,275,349 shares issued and outstanding as of December 31, 2023, and 2022, respectively)	5,481,513	4,771,275
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares	638	638
Additional paid in capital	198,704,849	197,586,824
Accumulated deficit	(218,670,480)	(211,300,799)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(25,733,410)	(20,191,992)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(26,518,187)	(20,976,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,784,639	$9,489,342

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Revenue	$4,760,705	$16,629,450
Cost of goods sold	5,367,636	15,281,791
Gross profit (loss)	(606,931)	1,347,659

Operating expenses:
General and administrative, related parties	960,000	1,090,000
Loss associated with early termination of vendor agreement	1,755,082	-
General and administrative, other	2,929,899	4,869,344
Total operating expenses	5,644,981	5,959,344

Loss from continuing operations	(6,251,912)	(4,611,685)

Other (income) expenses:
Interest expense	4,351,333	8,438,861
Gain on change in fair value of derivatives	(3,212,113)	(19,202,431)
Total Other (Income) Expenses	1,139,220	(10,763,570)

Income (loss) from continuing operations before income taxes	(7,391,132)	6,151,885
Income tax provision	-	-
Net income (loss) from continuing operations	(7,391,132)	6,151,885
Discontinued Operations:
Loss on disposal of assets	-	(252,538)
Income (loss) from discontinued operations, net of tax	21,451	(403,207)
Income (loss) from discontinued operations	21,451	(655,745)
Net income (loss)	(7,369,681)	5,496,140
Less: net loss attributable to noncontrolling interest	-	(529,672)
Net income (loss) attributable to Ozop Energy Solutions, Inc.	$(7,369,681)	$6,025,812

Income (loss) from continuing operations per share of common stock basic and fully diluted	$(0.00)	$0.00
Income (loss) from discontinued operations per share of common stock basic and fully diluted	$0.00	$(0.00)
Income (loss) per share basic and fully diluted	$(0.00)	$0.00

Weighted average shares outstanding
Basic and diluted	4,980,801,687	4,661,316,460

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

													Total
	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2023	637,755	$638	2,500	$3	1,334	$1	4,771,275,349	$4,771,275	$(11,249,934)	$197,586,824	$(211,300,799)	$(784,777)	$(20,976,769)

Issuance of shares of common stock sold, net of issuance costs of $58,230	-	-	-	-	-	-	710,238,051	710,238	-	1,118,025	-	-	1,828,263

Net loss	-	-	-	-	-	-	-	-	-	-	(7,369,681)	-	(7,369,681)
Balances December 31, 2023	637,755	$638	2,500	$3	1,334	$1	5,481,513,400	$5,481,513	$(11,249,934)	$198,704,849	$(218,670,480)	$(784,777)	$(26,518,187)

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2022	637,755	$638	2,500	$3	1,334	$1	4,617,362,977	$4,617,363	$(11,249,934)	$196,464,222	$(217,326,611)	$(255,105)	$(27,749,423)

Issuance of common stock for services	-	-	-	-	-	-	5,000,000	5,000	-	130,000	-	-	135,000

Issuance of shares of common stock sold, net of issuance costs of $35,822	-	-	-	-	-	-	148,912,372	148,912	-	992,602	-	-	1,141,514

Net income (loss)	-	-	-	-	-	-	-	-	-	-	6,025,812	(529,672)	5,496,140
Balances December 31, 2022	637,755	$638	2,500	$3	1,334	$1	4,771,275,349	$4,771,275	$(11,249,934)	$197,586,824	$(211,300,799)	$(784,777)	$(20,976,769)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$(7,391,132)	$6,151,885
Net income (loss) from discontinued operations	21,451	(655,745)
Net income (loss)	(7,369,681)	5,496,140
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash interest expense	1,465,518	5,938,622
Amortization and depreciation	230,134	191,818
Gain on fair value change of derivatives	(3,212,113)	(19,202,431)
Inventory write-down	1,495,978	-
Stock compensation expense	-	136,249
Termination costs of vendor agreements	1,755,082	-
Income on forfeited customer deposit	(250,000)	-
Changes in operating assets and liabilities:
Accounts receivable	4,381	1,119,649
Inventory	1,015,069	(2,812,916)
Prepaid expenses	(15,699)	33,641
Vendor deposits	1,298,739	(2,222,952)
Accounts payable and accrued expenses	2,937,774	2,275,175
Deferred revenue	495	-
Operating lease liabilities	(133,508)	(120,177)
Customer deposits	-	176,580
Net cash used in continuing operations	(777,831)	(8,990,602)
Net cash provided by (used in) discontinued operations	(21,451)	391,306
Net cash used in operating activities	(799,282)	(8,599,296)

Cash flows from investing activities:
Purchase of office and computer equipment	(2,162)	(65,202)
Net cash used in investing activities	(2,162)	(65,202)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,828,263	1,141,514
Proceeds from issuances of notes payable	-	2,510,000
Payments of principal of convertible note payable and notes payable	(950,000)	(250,000)
Net cash provided by financing activities	878,263	3,401,514

Net increase (decrease) in cash	76,819	(5,262,984)

Cash, Beginning of year	1,369,210	6,632,194

Cash, End of year	$1,446,029	$1,369,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$245,565
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Original issue discount included in notes payable	$-	$250,000
Reclass from prepaid expenses to fixed assets	$-	$600,000
Issuance of common stock and preferred stock for consulting fees and compensation	$-	$136,249

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $218,670,480 and a working capital deficit of $27,002,353 (including derivative liabilities of $1,216,078). As of December 31, 2023, the Company was in default of $3,315,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On January 18, 2023, the Company and GHS. signed a Securities Purchase Agreement (the “2nd GHS Purchase Agreement”) for the sale of up to One Hundred Fifty Million (150,000,000) shares of the Company’s common stock to GHS. The terms and conditions of the 2nd GHS Purchase Agreement are similar to the terms and conditions of the 1st GHS Purchase Agreement. As of December 31, 2023, the Company has sold GHS 71,717,774 shares of common stock for proceeds of $392,777, net of offering costs.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equalling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equalling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2023, the Company sold to GHS 587,432,649 shares of common stock and received $1,230,043 net of offering costs. From January 1, 2024, through April 16, 2024, the Company sold GHS 425,975,373 shares of common stock for proceeds of $416,696 net of offering costs.

OES operates in the renewable, electric vehicle (“EV”), energy storage and energy resiliency sectors. We are engaged in multiple business lines that include project development as well as equipment distribution. Our solar and energy storage projects involve battery and solar photovoltaics (PV) installations.

Equipment Distributor: OES operates in the component supply/distribution side of the renewable, resiliency and energy storage industries distributing the core components associated with residential and commercial solar PV systems as well as onsite battery storage and power generation. In April 2021, the Company signed a five- year lease (beginning June 1, 2021) of approximately 8,100 SF in California, for office and warehouse space to support the sales and distribution of our west coast operations. On February 22, 2023, with an effective date of March 1, 2023, the Company entered into a Sublease for a Single Subleasee Agreement (the “Sublease”) with the landlord and a third party for the office and warehouse in Carlsbad California. Pursuant to the Sublease agreement, the third party will be responsible for all of the Company’s lease obligations through May 31, 2026, the lease termination date. The Company and the subleasee have agreed to work together regarding any existing Company inventory in the facility. OES currently is focused on solar panel sales to other distributors and large installation companies.

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

OES has developed a business plan for the Neo-GridTM System for the distribution of electrical energy providing a solution to the inevitable stress to the existing grid infrastructure. The Company has completed its’ research and development of the Neo-GridTM System as well as completed the first set of engineered technical drawings. This first stage of the engineered technical drawings allows us to move forward with stage two, as well as to begin to construct the first prototype or proof of concept, (“PoC”). Our PoC design is partially reliant on auto manufacturers establishing standardizations of the actual charging/discharging protocols of the batteries such as on-board inverters as well as bi-directional capabilities in electric vehicles, which have only recently been established. As the market growth rate of EV’s continues to rise, the stress on the existing grid-tied infrastructure shows the need for the continued development of our Neo-GridTM System solution.

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

●	In May 2022, the Company entered into an agreement with GS Administrators, Inc., a member of Houston-based GSFSGroup. Under the agreement, the Company will market GSFSGroup’s EV VSC’s in all states (except, California, Florida, Massachusetts, and Washington) to Ozop’s network of new and used franchised dealerships and other eligible entities. In addition to acting as an agent for the marketing, Ozop also has the right to white label the product under its’ Ozop Plus brand. Ozop’s role won’t be limited to marketing the product. GSFSGroup plans to tap into Ozop’s experience relative to battery collection and disposal and has agreed to insurance risk sharing in connection with the insurance policies that back the VSC’s. GSFSGroup is working on getting the approvals needed for the above four (4) states.

●	On June 22, 2022, the Company entered into an Agent Agreement with Royal Administration Services, Inc. (“Royal”). Under the agreement, the Company will market Royal’s EV VSC’s and has the right to white label it under Ozop Plus. Royal has agreed to allow Ozop Plus on all VSC’s, marketed by Royal and the Company, to assume all the risk related to the electric battery at an agreed upon premium. The battery premium is dependent on the consumer’s selection of the duration of the VSC, the miles selected for coverage and the type of vehicle that the consumer has purchased, with a key component being the kWh size of the battery. These VSC’s have a maximum of 10 years and 150,000 miles and cover new and used cars from model year 2017 and newer, and incudes hybrids from model year 2012 to new. Royal’s VSCs are now effective in all 50 states.

●	On October 13, 2022, EVCO entered into a Reinsurance Contract (the “Contract”) with American Bankers Insurance Company of Florida (“ABIC” or the “Ceding Company”). Royal is the Administrator of the Contract. Pursuant to the terms of the Contract, ABIC will cede 100% of the battery coverage portion of all electric vehicle service contracts to EVCO. On the same date ABIC and EVCO also entered into a Trust Agreement, whereas EVCO as the reinsurer agrees to deposit an amount equal to unearned premium reserves, plus losses reported but unpaid, plus the estimated amount of losses incurred but not reported to the trust account. Permissible investments (with a maturity of no more than five (5) years) of the assets of the Trust account include:

○	U.S. Treasury Securities
○	Cash or cash instruments
○	U.S agency issues
○	Other investments as Ceding Company approves

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries Ozop Energy Systems, Inc., Ozop Capital Partners, Inc., Ozop Engineering and Design, Inc., Power Conversion Technologies, Inc. (“PCTI”), Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2023, and 2022.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2023, and 2022, and their accounts receivable balance as of December 31, 2023:

	Sales % Year Ended December 31, 2023	Sales % Year Ended December 31, 2022	Accounts receivable balance December 31, 2023
Customer A	-	38%	$-
Customer B	87%	22%	$-

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $1,495,978 to the historical cost of inventory purchases for the year ended December 31, 2023. Finished goods inventories as of December 31, 2023, and 2022, were $1,089,979 and $3,601,026, respectively.

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the year ended December 31, 2023, there was one supplier that accounted for 100%. For the year ended December 31, 2022, there were two suppliers that accounted for 61% and 16.3%, respectively. There are only a handful of major suppliers, and we currently have supply arrangements with some of those vendors. One of these vendors requires a 20% down payment with the balances due on shipment and delivery, while other vendors terms are due immediately prior to delivery. We also buy product from other distributors if we are not able to purchase direct from the manufacturer. If we are unable to continue to use and/or find alternative suppliers, when we cannot buy direct, it may have a material negative effect on our business.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2023, and 2022:

	Years ended December 31,
	2023	2022
Sourced and distributed products	$4,544,855	$16,537,350
OED Installations	215,850	92,100
Total	$4,760,705	$16,629,450

Revenues from sourced and distributed products are purchased from suppliers as finished goods and the Company currently brings the finished goods into a third-party warehouse to fill orders as well as to build inventory for future sales orders.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2023, and 2022, the Company recorded advertising and marketing expenses of $64,616 and $51,441, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2023, and 2022, the Company recorded $6,865 and $-0- of research and development expenses, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as net income (loss) from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2023, and 2022. For additional information, see Note 14- Discontinued Operations.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses and certain notes payable approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2023, and 2022, for each fair value hierarchy level:

December 31, 2023	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,216,078	$1,216,078

December 31, 2022	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,314,270	$4,314,270

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2023, and 2022, the Company’s dilutive securities are convertible into approximately 9,749,983,678 and 8,332,973,619, respectively, shares of common stock. The following table represents the classes of dilutive securities as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Convertible preferred stock(1)	8,222,270,100	7,156,913,024
Unexercised common stock purchase warrants(1)	1,107,024,518	1,047,024,518
Convertible notes payable(1)	41,132,251	13,359,707
Promissory notes payable (1)	379,556,809	115,676,370
	9,749,983,678	8,332,973,619

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Other than the above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2023, that are of significance or potential significance to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	December 31, 2023	December 31, 2022
Office equipment	$224,733	$222,571
Building and building improvements	600,000	600,000
Less: Accumulated Depreciation	(205,834)	(110,956)
Property and Equipment, Net	$618,899	$711,615

Depreciation expense was $94,878 and $66,027 for the years ended December 31, 2023, and 2022, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities at December 31, 2023, and 2022, at $1,216,078 and $4,314,270, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2023, and 2022, risk free interest rates at 5.26% and 4.76%, respectively, and volatility of 48% and 71%, respectively. During the year ended December 31, 2023, the Company issued 60,000,000 warrants in conjunction with the extension of a note payable. The Company recorded a discount to notes payable of $113,921 with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing model. The following assumptions were utilized in the initial Black-Scholes valuation of issued warrants during the year ended December 31, 2023, risk free interest rate of 4.72%, volatility of 72%, and an exercise price of $0.0019. During the year ended December 31, 2022, the Company issued 375,000,000 warrants in conjunction with the extension of certain notes payable. The Company recorded a discount to notes payable of $2,550,000 with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing model. The following assumptions were utilized in the initial Black-Scholes valuation of issued warrants during the year ended December 31, 2022, risk free interest rate of 4.45%, volatility of 509%, and an exercise price of $0.0067.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of December 31, 2023, and 2022, risk free interest rate of 4.3% to 5.26%, and 4.39% to 4.73%, respectively, volatility of 48% to 99%, and 109% to 272%, respectively, and exercise prices of $0.0019 to $0.15.

A summary of the activity related to derivative liabilities for the years ended December 31, 2023, and 2022, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2022	$20,938,755	$27,946	$20,966,701
Fair value of issuances during the year	2,550,000	-	2,550,000
Change in fair value	(19,203,355)	924	(19,202,431)
Balance December 31, 2022	4,285,400	28,870	4,314,270
Fair value of issuances during the year	113,921	-	113,921
Change in fair value	(3,212,245)	132	(3,212,113)
Balance December 31, 2023	$1,187,076	$29,002	$1,216,078

NOTE 7 – NOTES PAYABLE

The Company has the following note payables outstanding:

	December 31, 2023	December 31, 2022

Note payable, interest at 8%, matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matures November 6, 2025, net of discount of $105,220 (2023)	284,203	389,423
Note payable $1,000,000 face value, interest at 12%, matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures October 31, 2024, net of discount of $141,667 (2023) and $311,667 (2022)	2,058,333	1,888,333
Note payable $11,110,000 face value, interest at 15%, matures October 31, 2024, net of discount of $708,333 (2023) and $1,558,333 (2022)	10,401,667	9,551,667
Note payable $3,300,000 face value, interest at 15%, matures October 31, 2024, net of discount of $212,500 (2023) and $467,500 (2022)	3,087,500	2,832,500
Note payable $3,020,000 face value, matured March 31, 2023, net of discount of $-0- (2023) and $181,818 (2022), in default	1,820,000	2,588,182
Sub- total notes payable, net of discount	19,121,703	18,720,105
Less long-term portion, net of discount	284,203	14,272,500
Current portion of notes payable, net of discount	$18,837,500	$4,447,605

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. For the year ended December 31, 2022, amortization of the original issue discount of $68,182 was charged to interest expense. During the year ended December 31, 2022, the Company repaid $250,000 of the principal of the note. During the year ended December 31, 2023, the Company paid an additional $950,000 of principal and amortization of the original issue discount of $181,818 was charged to interest expense. As of December 31, 2023, and 2022 the outstanding principal balance of this note was 1,820,000 and as of December 31, 2022, $2,770,000 with a carrying value of $2,588,182, net of unamortized discounts of $181,818. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the year ended December 31, 2022, amortization of the costs of $283,250, was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $2,982,815 has been recorded as an initial debt discount and an initial derivative liability of $2,982,815. For the year ended December 31, 2022, amortization of the warrant discount of $2,816,275, was charged to interest expense. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2023, and 2022, $255,000 and $42,500, respectively, was charged to interest expense. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $3,300,000 with carrying values of $3,087,500 and $2,832,500, respectively, net of unamortized discounts of $212,500 and $467,500, respectively.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the year ended December 31, 2022, amortization of the costs of $232,250 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $33,248,433 has been recorded as an initial debt discount of $10,000,000, interest expense of $23,248,433 and initial derivative liability of $33,248,433. For the year ended December 31, 2022, amortization of the warrant discount of $2,083,333 was charged to interest expense. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2023, and 2022, $850,000 and $141,667, respectively, was charged to interest expense. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $11,110,000 with a carrying value of $10,401,667 and $9,551,667, respectively, net of unamortized discounts of $708,333 and $1,558,333, respectively.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. For the year ended December 31, 2022, amortization of the costs of $22,167 was charged to interest expense. The fair value of the warrant calculated by the Black- Scholes option pricing method of $17,659,506 has been recorded as an initial debt discount of $2,000,000, interest expense of $15,659,506 and initial derivative liability of $17,659,506. For the year ended December 31, 2022, amortization of the warrant discount of $221,667, was charged to interest expense. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2023, and 2022, $170,000 and $28,333, respectively, was charged to interest expense. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $2,200,000 with a carrying value of $2,058,333 and $1,888,333, respectively, net of unamortized discounts of $141,667 and $311,667, respectively.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. The warrants issued resulted in a debt discount of $1,000,000. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2023, and 2022, the accrued interest is $615,452 and $375,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023, and is in default. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued 60,000,000 warrants at an exercise price of $0.0019 and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the year ended December 31, 2023, $8,701 was charged to interest expense. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $389,423 with a carrying value of $284,203 and $389,423, respectively, net of unamortized discount of $105,220 for the year ended December 31, 2023.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. As of December 31, 2023, and 2022, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2023, and 2022, the accrued interest is $270,247 and $180,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

No payments have been made and the Company is in default of the agreement. On November 11, 2022, the third-party and the Company agreed to reduce the liability by $260,000 and add $260,000 to the promissory note issued on November 11, 2022. The deferred liability as of December 31, 2023, and 2022, on the consolidated balance sheet is $490,495 and $490,000, respectively.

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

Management Fees and related party payables

For the years ended December 31, 2023, and 2022, the Company recorded expenses to its officers in the following amounts:

	Year ended December 31,
	2023	2022
CEO, parent	$960,000	$840,000
CEO, parent-bonus	-	250,000
Total	$960,000	$1,090,000

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

On April 13, 2021, the Company agreed to engage PJN Strategies, LLC (“PJN”) as a consultant. Pursuant to the agreement, the Company agreed to compensate PJN $20,000 per month. Effective September 1, 2021, a new agreement was entered into between PJN and Ozop Capital. Pursuant to the terms of the one-year agreement Ozop Capital agreed to compensate PJN $84,000 per month. For the years ended December 31, 2023, and 2022, the Company recorded $-0- and $756,000, respectively, of consulting expenses.

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

On March 15, 2021, the Company entered into a consulting agreement with Aurora Enterprises (“Aurora”). Mr. Steven Martello is a principal of Aurora. Pursuant to the agreement Mr. Martello will provide strategic analysis regarding existing markets and revenue streams as well as the development of new lines of revenue. The Company agreed to a monthly retainer fee of $10,000 and to issue to Aurora or their designee 5,000,000 shares of restricted common stock. The shares were issued in April 2021. Aurora designated the shares to be issued to Pegasus Partners, Inc. The Company valued the shares at $0.1392 per share (the market price of the common stock on the date of the agreement). Effective September 30, 2022, Mr. Martello was no longer providing consulting services to the Company. For the years ended December 31, 2023, and 2022, the Company has recorded $-0- and $90,000, respectively.

On January 6, 2021, the Company entered into a consulting agreement with Ezra Green to begin on February 8, 2021. The Company agreed to issue 10,000,000 shares of restricted common stock to Mr. Green and to a monthly fee of $2,500. The Company valued the shares at $0.0076 per share (the market price of the common stock on the date of the agreement), and $76,000 was recorded as deferred stock-based compensation, to be amortized over the one-year term of the agreement. Effective April 1, 2021, the agreement was amended to $10,000 per month. Effective June 30, 2022, Mr. Green was no longer providing consulting services to the Company. For the years ended December 31, 2023, and 2022, the Company recorded consulting expenses of $-0- and $60,000, respectively.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of December 31, 2023, and 2022, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of December 31, 2023, and 2022, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheet presented herein.

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

On April 4, 2024, the Company executed a Settlement Agreement (the “Settlement”) with its former employees and Your Home Solutions Corp (“YHS”). YHS and the former employees were all defendants (the “Defendants”) in the Complaint. Pursuant to the terms of the Settlement, the Defendants are to pay the Company $500,000 within 2 days of the Settlement (which was received as of April 5, 2024) and $625,000 on or before sixty (60) days from the Settlement, In exchange, the Company agreed to release all Defendants from the lawsuit upon the final and full payment of $1,125,000 and to deliver 11 containers of solar panels (see Note 17).

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2023, the Company issued 710,238,051 shares of common stock and received net proceeds of $1,828,263 after issuance costs of $58,230.

During the year ended December 31, 2022, the Company issued 148,912,372 shares of common stock and received net proceeds of $1,141,514 after issuance costs of $35,822. The Company also issued 5,000,000 shares of restricted common stock in the aggregate for services.

Preferred stock

As of December 31, 2023, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of December 31, 2023, and 2022, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

Series D Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 18,667 shares of Series D preferred Stock to Chis, and on August 28, 2020, pursuant to Mr. Conway’s employment agreement, the Company issued 1,333 shares of Series D Preferred Stock to Mr. Conway. On July 13, 2021, the Company purchased 18,667 shares of the Company’s Series D Preferred Stock held by Chis.

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2023, and 2022, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2023, and 2022.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of December 31, 2023, and 2022, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. For the year ended December 31, 2022, Ozop Capital incurred losses of $1,217,911, of which $529,672, is the loss attributed to the noncontrolling interest for the year ending December 31, 2022. As of December 31, 2023, and 2022, the accumulative noncontrolling interest is $784,777, respectively.

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

Right-of- use assets are summarized below:

	December 31, 2023	December 31, 2022
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(330,437)	(195,182)
Right-of-use assets, net	$372,451	$507,706

Operating lease liabilities are summarized as follows:

	December 31, 2023	December 31, 2022
Lease liability	$384,382	$517,890
Less current portion	(147,993)	(133,508)
Long term portion	$236,389	$384,382

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2024	$171,840
For the year ending December 31, 2025	175,942
For the year ended December 31, 2026	74,030
Total	$421,812
Less: present value discount	(37,430)
Lease liability	$384,382

The Company recorded $33,218 and $196,939 operating lease expense for the years ended December 31, 2023, and 2022, respectively.

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2023, and 2022. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, and 2022 are summarized below:

	Year ended December 31,
	2023	2022
Revenues	$21,451	$286,401
Cost of goods sold	-	259,828
Gross profit	21,451	26,573
Operating expenses	-	406,518
Loss on disposal of assets	-	252,538
Interest expense	-	23,262
Income (loss) from discontinued operations	$21,451	$(655,745)

There are no assets as of December 31, 2023, and 2022, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of December 31, 2023, and 2022. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at December 31, 2023, and 2022:

Current liabilities

	Year ended December 31,
	2023	2022
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Operating lease liability	-	3,575
Deferred revenues	3,573	21,451
Total current liabilities of discontinued operations	$1,038,384	$1,059,837

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of December 31, 2023, and 2022.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Pre-tax income (loss)	$(7,369,681)	$6,025,812
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax (credit)	(1,547,633)	1,265,421
Permanent differences	315,938	(2,756,788)
Change of valuation allowance	1,231,695	1,491,367
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2023	December 31, 2022
Net operating losses carried forward	$4,932,713	$3,701,018
Less: Valuation allowance	(4,932,713)	(3,701,018)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company has approximately $23,489,000 net operating loss carryforwards available to reduce future taxable income. As of December 31, 2023, and 2022, the Company has no material unrecognized tax benefits which would favourably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2023, and 2022, and no provision for interest and penalties is deemed necessary as of December 31, 2023, and 2022.

NOTE 16 – LOSS ASSOCIATED WITH EARLY TERMINATION OF VENDOR AGREEMENT

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

On November 6, 2023, the Company and VSUN entered into a Termination Agreement (the “TA”) after negotiation. Pursuant to the TA, the parties agreed to cancel the remaining unpaid and/or not fully executed purchase orders the Company issued to VSUN, and to apply part of the vendor deposits (totaling $2,525,102 paid to VSUN) to unpaid storage fees of $556,884 and to a termination fee of $1,198,198. The combined amount of storage fees and termination fee of $1,755,082 is classified separately as Loss associated with early termination of vendor agreement on the consolidated statements of operations for the year ended December 31, 2023. The remaining balance of the deposit of $770,020 is received on November 17, 2023. In addition, VSUN shall retain the above 40 containers of products in storage as a result of the early termination. The Company and VSUN shall not have any further obligations under the purchase orders which shall be terminated, and the Company shall have no liability to VSUN and VSUN shall have no liability to the Company as a result of or in connection with this termination.

NOTE 17 – SUBSEQUENT EVENTS

From January 1, 2024, through April 16, 2024, the Company sold GHS 425,975,373 shares of common stock for proceeds of $416,696 net of offering costs.

On April 4, 2024, the Company executed a Settlement Agreement (the “Settlement”) with its former employees (see Note 10) and Your Home Solutions Corp (“YHS”). YHS and the former employees were all defendants (the “Defendants”) in the Complaint. Pursuant to the terms of the Settlement, the Defendants are to pay the Company $500,000 within 2 days of the Settlement (which was received as of April 5, 2024) and $625,000 on or before sixty (60) days from the Settlement, In exchange, the Company agreed to release all Defendants from the lawsuit upon the final and full payment of $1,125,000 and to deliver 11 containers of solar panels.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

