Form 10-Q
period 2024-09-30
OZOP ENERGY SOLUTIONS, INC.
filed 2024-11-12
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of November 12, 2024, 6,783,170,064 shares of common stock of the registrant were outstanding.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$1,354,636	$1,446,029
Prepaid expenses	77,751	75,103
Accounts receivable	31,738	168,770
Inventory	174,002	1,089,979
Total Current Assets	1,638,127	2,779,881

Operating lease right-of-use asset, net	264,179	372,451
Property and equipment, net	577,297	618,899
Other assets	13,408	13,408
TOTAL ASSETS	$2,493,011	$3,784,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$10,219,158	$8,026,784
Convertible notes payable	25,000	25,000
Current portion of notes payable, net of discounts	19,793,750	18,837,500
Derivative liabilities	666,677	1,216,078
Operating lease liability, current portion	159,670	147,993
Deferred liability	499,645	490,495
Liabilities of discontinued operations	1,034,811	1,038,384
Total Current Liabilities	32,398,711	29,782,234

Long Term Liabilities
Notes payable, net of discount	326,923	284,203
Operating lease liability, net of current portion	115,185	236,389
TOTAL LIABILITIES	32,840,819	30,302,826

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001) Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- issued and outstanding, par value $0.001)	-	-
Common stock (8,990,000,000 shares authorized, par value $0.001; 6,681,321,839 and 5,481,513,400 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively)	6,681,322	5,481,513
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares	638	638
Additional paid in capital	198,484,088	198,704,849
Accumulated deficit	(223,479,149)	(218,670,480)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(29,563,031)	(25,733,410)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(30,347,808)	(26,518,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,493,011	$3,784,639

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$74,286	$172,559	$1,267,980	$4,205,083
Cost of revenue	50,863	126,438	989,955	4,255,030
Gross profit (loss)	23,423	46,121	278,025	(49,947)

Operating expenses:
General and administrative, related parties	240,000	240,000	720,000	720,000
Loss associated with early termination of vendor agreement	-	1,755,082	-	1,755,082
General and administrative, other	723,460	642,713	2,020,395	2,195,545
Total operating expenses	963,460	2,637,795	2,740,395	4,670,627

Loss from continuing operations	(940,037)	(2,591,674)	(2,462,370)	(4,720,574)

Other (income) expenses:
Interest expense	1,056,866	1,039,735	3,170,633	3,300,944
Loss (gain) on change in fair value of derivatives	96,180	(3,304,989)	(549,401)	(1,724,084)
Gain on litigation settlement	-	-	(271,360)	-
Total Other (Income) Expenses	1,153,046	(2,265,254)	2,349,872	1,576,860

Loss from continuing operations before income taxes	(2,093,083)	(326,420)	(4,812,242)	(6,297,434)
Income tax provision	-	-	-	-
Net loss from continuing operations	(2,093,083)	(326,420)	(4,812,242)	(6,297,434)
Discontinued Operations:
Income from discontinued operations	-	5,362	3,573	16,088
Net loss	$(2,093,083)	$(321,058)	$(4,808,669)	$(6,281,346)

Loss from contuining operations per share of common stock
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income from discontinued operations per share of common stock
basic and fully diluted	$0.00	$0.00	$0.00	$0.00
Loss per share basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	6,630,348,082	4,947,838,419	6,180,717,578	4,892,061,891

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock			Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Capital	Deficit	Interest	Equity (Deficit)
Balances January 1, 2024	637,755	$638	2,500	$3	1,334	$1	5,481,513,400	$5,481,513	$(11,249,934)	$198,704,849	$(218,670,480)	$(784,777)	$(26,518,187)

Issuance of shares of common stock sold, net of issuance costs of $12,384	-	-	-	-	-	-	340,303,728	340,304	-	10,251	-	-	350,555

Net loss	-	-	-	-	-	-	-	-	-	-	(1,423,795)	-	(1,423,795)
Balances March 31, 2024	637,755	638	2,500	3	1,334	1	5,821,817,128	5,821,817	(11,249,934)	198,715,100	(220,094,275)	(784,777)	(27,591,427)

Issuance of shares of common stock sold, net of issuance costs of $19,193	-	-	-	-	-	-	806,213,965	806,214	-	(224,492)	-	-	581,722

Net loss	-	-	-	-	-	-	-	-	-	-	(1,291,791)	-	(1,291,791)
Balances June 30, 2024	637,755	638	2,500	3	1,334	1	6,628,031,093	6,628,031	(11,249,934)	198,490,608	(221,386,066)	(784,777)	(28,301,496)

Issuance of shares of common stock sold, net of issuance costs of $2,000	-	-	-	-	-	-	53,290,746	53,291	-	(6,520)	-	-	46,771

Net loss	-	-	-	-	-	-	-	-	-	-	(2,093,083)	-	(2,093,083)
Balances September 30, 2024	637,755	$638	2,500	$3	1,334	$1	6,681,321,839	$6,681,322	$(11,249,934)	$198,484,088	$(223,479,149)	$(784,777)	$(30,347,808)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock			Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Capital	Deficit	Interest	Equity (Deficit)
Balances January 1, 2023	637,755	$638	2,500	$3	1,334	$1	4,771,275,349	$4,771,275	$(11,249,934)	$197,586,824	$(211,300,799)	$(784,777)	$(20,976,769)

Issuance of shares of common stock sold, net of issuance costs of $19,110	-	-	-	-	-	-	107,756,783	107,757	-	418,636	-	-	526,393

Net loss	-	-	-	-	-	-	-	-	-	-	(2,527,552)	-	(2,527,552)
Balances March 31, 2023	637,755	638	2,500	3	1,334	1	4,879,032,132	4,879,032	(11,249,934)	198,005,460	(213,828,351)	(784,777)	(22,977,928)

Issuance of shares of common stock sold, net of issuance costs of $3,558	-	-	-	-	-	-	15,048,619	15,049	-	56,778	-	-	71,827

Net loss	-	-	-	-	-	-	-	-	-	-	(3,432,736)	-	(3,432,736)
Balances June 30, 2023	637,755	638	2,500	3	1,334	1	4,894,080,751	4,894,081	(11,249,934)	198,062,238	(217,261,087)	(784,777)	(26,338,837)

Issuance of shares of common stock sold, net of issuance costs of $17,522	-	-	-	-	-	-	163,625,529	163,625	-	438,692	-	-	602,317

Net loss	-	-	-	-	-	-	-	-	-	-	(321,058)	-	(321,058)
Balances September 30, 2023	637,755	$638	2,500	$3	1,334	$1	5,057,706,280	$5,057,706	$(11,249,934)	$198,500,930	$(217,582,145)	$(784,777)	$(26,057,578)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(4,812,242)	$(6,297,434)
Net income from discontinued operations	3,573	16,088
Net loss	(4,808,669)	(6,281,346)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	998,970	1,138,067
Amortization and depreciation	160,988	172,470
Gain on fair value change of derivatives	(549,401)	(1,724,084)
Inventory write-down	-	625,000
Termination costs of vendor agreements	-	1,755,082
Changes in operating assets and liabilities:
Accounts receivable	137,032	143,983
Inventory	915,977	774,091
Prepaid expenses	(2,648)	(71,458)
Vendor deposits	-	528,719
Accounts payable and accrued expenses	2,192,374	2,152,554
Deferred revenue	9,150	495
Operating lease liabilities	(109,527)	(98,778)
Net cash used in continuing operations	(1,055,754)	(885,205)
Net cash used in discontinued operations	(3,573)	(16,088)
Net cash used in operating activities	(1,059,327)	(901,293)

Cash flows from investing activities:
Purchase of office and computer equipment	(11,114)	(2,162)
Net cash used in investing activities	(11,114)	(2,162)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	979,048	1,200,537
Payments of principal of notes payable	-	(700,000)
Net cash provided by financing activities	979,048	500,537

Net decrease in cash	(91,393)	(402,918)

Cash, Beginning of period	1,446,029	1,369,210

Cash, End of period	$1,354,636	$966,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2024

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $223,479,149 and a working capital deficit of $30,760,584 (including derivative liabilities of $666,677). As of September 30, 2024, the Company was in default of $3,315,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2023, the Company sold to GHS 587,432,649 shares of common stock and received $1,230,043 net of offering costs. During the nine months ended September 30, 2024, the Company sold to GHS 146,517,693 shares of common stock for proceeds of $172,117 net of offering costs.

On January 26, 2024, the Company receive a Notice of Effectiveness for the sale of up to One Billion (1,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the nine months ended September 30, 2024, the Company sold to GHS 1,000,000,000 shares of common stock and received $760,160, net of offering costs.

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to Two Billion (2,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the three and nine months ended September 30, 2024, the Company sold to GHS 53,290,746 shares of common stock and received $46,771, net of offering costs.

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

Modular Energy Distribution System: The NeoVolt™ System comprises the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. Our NeoVoltTM System offers (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

The Company has developed a business plan for NeoVolt™, a scalable battery storage solution that aims to relieve the stress on existing grid infrastructure by providing distributed energy storage. With the first stage of engineered technical drawings completed, we are advancing to stage two and preparing to construct the initial prototype or proof of concept (PoC). NeoVolt™ is designed with advanced features, including automatic adoption of connected devices and dynamic load balancing through a master-slave configuration. These capabilities enable NeoVolt™ to seamlessly integrate with and manage energy flows across multiple devices. Furthermore, the PoC is contingent upon recent advancements in EV charging and discharging standardizations, including on-board inverters and bi-directional capabilities, to ensure compatibility and efficiency in both residential and commercial applications.

OED specializes in lighting commissioning services. On September 27, 2024, OED signed an agreement with Leviton Manufacturing Co, Inc., to serve as a field service technician for their advanced lighting control systems.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on April 16, 2024.

The unaudited consolidated financial statements include the accounts of the Company and Ozop Energy Systems, Inc. (“OES”) and the Company’s other wholly owned subsidiaries Ozop Capital Partners, Inc. (“Ozop Capital”), Ozop Engineering and Design, Inc. (“OED”), Automated Room Controls, Inc. (“ARC”), Power Conversion Technologies, Inc. (“PCTI”), Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2024, and December 31, 2023.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2024, and 2023, and their accounts receivable balance as of September 30, 2024:

	Sales % Three Months Ended September 30, 2024	Sales % Nine Months Ended September 30, 2024	Sales % Three Months Ended September 30, 2023	Sales % Nine Months Ended September 30, 2023	Accounts receivable balance September 30, 2024
Customer A	32.6%	N/A	82.5%	92.6%	$-
Customer B	N/A	67.9%	N/A	N/A	$-
Customer C	16.4%	18.7%	N/A	N/A	$-
Customer D	23.6%	N/A	N/A	N/A	$17,500
Customer E	10.1%	N/A	N/A	N/A	$10,500

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

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories as of September 30, 2024, and December 31, 2023, were $174,002 and $1,089,979, respectively. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $1,495,978 to the historical cost of inventory purchases for the year ended December 31, 2023 (of which $625,000 was recorded as of September 30, 2023). There are no inventory markdowns for the three and nine months ended September 30, 2024.

Purchase concentration

OES purchases finished renewable energy products from its suppliers. For the three months ended September 30, 2023, the Company made no purchases. For the nine months ended September 30, 2023, there was one supplier that accounted for 100%. For the three and nine months ended September 30, 2024, the Company made no purchases.

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

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2024, and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sourced and distributed products	$51,104	$155,009	$1,005,878	$4,127,633
OED Installations	23,182	17,550	262,102	77,450
Total	$74,286	$172,559	$1,267,980	$4,205,083

Revenues from sourced and distributed products were previously purchased from suppliers as finished goods and were either in the Carlsbad warehouse or in a third-party warehouse.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2024, the Company recorded advertising and marketing expenses of $6,805 and $35,354, respectively. For the three and nine months ended September 30, 2023, the Company recorded advertising and marketing expenses of $15,911 and $47,081, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2024, and 2023. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, for each fair value hierarchy level:

September 30, 2024	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$666,677	$666,677

December 31, 2023	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,216,078	$1,216,078

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2024, and 2023, the Company’s dilutive securities are convertible into approximately 11,610,545,586 and 8,840,489,549 shares of common stock respectively. The following table represents the classes of dilutive securities as of September 30, 2024, and 2023:

	September 30, 2024	September 30, 2023
Convertible preferred stock (1)	10,021,982,759	7,586,559,420
Unexercised common stock purchase warrants (1)	807,024,518	1,047,024,518
Convertible notes payable (1)	68,791,734	20,535,748
Promissory notes payable (1)	712,746,575	186,369,863
	11,610,545,586	8,840,489,549

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Other than the above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2024, that are of significance or potential significance to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	September 30, 2024	December 31, 2023
Office equipment	$235,847	$224,733
Building and building improvements	600,000	600,000

Less: Accumulated Depreciation	(258,550)	(205,834)
Property and Equipment, Net	$577,297	$618,899

Depreciation expenses were $16,047 and $52,716 for the three and nine months ended September 30, 2024, and $25,957 and $71,973 for the three and nine months ended September 30, 2023, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities as of September 30, 2024, and December 31, 2023, at $666,677 and $1,216,078 respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2024, and December 31, 2023, risk free interest rates at 4.38% and 5.26%, respectively, and volatility of 126% and 48%, respectively.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of September 30, 2024, and December 31, 2023, risk free interest rates of 3.65% to 4.38%, and 4.3% to 5.26%, respectively, volatility of 126% to 156%, and 48% to 99%, respectively, and exercise prices of $0.0019 to $0.039, and $0.0019 to $0.15, respectively.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2024, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2024	$1,187,076	$29,002	$1,216,078
Change in fair value	(555,497)	6,096	(549,401)
Balance September 30, 2024	$631,579	$35,098	$666,677

NOTE 7 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	September 30, 2024	December 31, 2023

Note payable, interest at 8% or 20% (if default), matured January 5, 2020, currently in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12% or 24% (if default), matured August 24, 2021, currently in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matures November 6, 2025, net of discount of $62,500 (2024) and $105,220 (2023)	326,923	284,203
Note payable $1,000,000 face value, interest at 12% or 24% (if default), matured November 13, 2021, currently in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures October 31, 2024, net of discount of $14,167 (2024) and $141,667 (2023)	2,185,833	2,058,333
Note payable $11,110,000 face value, interest at 15%, matures October 31, 2024, net of discount of $70,833 (2024) and $708,333 (2023)	11,039,167	10,401,667
Note payable $3,300,000 face value, interest at 15%, matures October 31, 2024, net of discount of $21,250 (2024) and $212,500 (2023)	3,278,750	3,087,500
Note payable $3,020,000 face value, matured March 31, 2023, currently in default	1,820,000	1,820,000
Sub-total notes payable, net of discount	20,120,673	19,121,703
Less long-term portion, net of discount	326,923	284,203
Current portion of notes payable, net of discount	$19,793,750	$18,837,500

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. For the nine months ended September 30, 2023, amortization of the original issue discount of $181,818 was charged to interest expense. The original issue discount of $250,000 has been fully amortized as of March 31, 2023. The Company has repaid total $1,200,000 of the principal of the note through September 30, 2024, including $250,000 during the year ended December 31, 2022, and $950,000 during the year ended December 31, 2023 (among which, $700,000 was repaid during the nine months ended September 30, 2023). As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $1,820,000 and $1,820,000, respectively. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third-party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2024, and 2023, $63,750 and $191,250 was charged to interest expense. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $3,300,000 with carrying values of $3,278,750 and $3,087,500, respectively, net of unamortized discounts of $21,250 and $212,500 as of September 30, 2024, and December 31, 2023, respectively. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third-party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000 the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2024, and 2023, $212,500 and $637,500 was charged to interest expense. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $11,110,000 with a carrying value of $11,039,167 and $10,401,667, respectively, net of unamortized discounts of $70,833 and $708,333, respectively. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third-party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000 the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2024, and 2023, $42,500 and $127,500 was charged to interest expense. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $2,200,000 with a carrying value of $2,185,833 and $2,058,333, respectively, net of unamortized discounts of $14,167 and $141,667, respectively. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $1,000,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of September 30, 2024, and December 31, 2023, the accrued interest is $795,452 and $615,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Note dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued 60,000,000 warrants at an exercise price of $0.0019 and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and will be amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2024, $14,240 and $42,720 was charged to interest expense. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $389,423 with a carrying value of $326,923 and $284,203, respectively, net of unamortized discounts of $62,500 and $105,220, respectively.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. As of September 30, 2024, and December 31, 2023, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of September 30, 2024, and December 31, 2023, the accrued interest is $337,747 and $270,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

EV Insurance Company records premiums received from the issuance of Vehicle Service Contracts (“VSC’s”) as a deferred liability. The Company will analyze the deferred liability to determine if any amounts can be recorded as income with the balance remaining in deferred liabilities for potential future claims. As of September 30, 2024, and December 31, 2023, the Company has recorded $9,645 and $495 as deferred liabilities related to VSC’s.

The deferred liability as of September 30, 2024, and December 31, 2023, on the consolidated balance sheets is $499,645 and $490,495, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway will receive annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Currently, the subsidiaries of Ozop Capital, OES and OED, each compensates Mr. Conway $20,000 per month. For the three and nine months ended September 30, 2024, and 2023, the Company recorded expenses to Mr. Conway of $240,000 and $720,000, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. The fee for these services was $100,000. Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. The parties agreed to a reduced fee of $48,000 for the years ended December 31, 2023, and 2024, which has been accrued as of September 30, 2024 ($96,000), and December 31, 2023 ($48,000), and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein. As of September 30, 2024, and December 31, 2023, the Company has recorded 637,755 shares of common stock to be issued for the balance owed, in addition to the $48,000.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of September 30, 2024, and December 31, 2023, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of September 30, 2024, and December 31, 2023, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein.

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

On April 4, 2024, the Company executed a Settlement Agreement (the “Settlement”) with its former employees and Your Home Solutions Corp (“YHS”). YHS and the former employees were all defendants (the “Defendants”) in the Complaint. Pursuant to the terms of the Settlement, the Defendants paid the Company $1,125,000 during the nine months ended September 30, 2024. In exchange, the Company agreed to release all Defendants from the lawsuit and to deliver 11 containers of solar panels. Upon the receipt of the $1,125,000 and the delivery of the 11 containers, and pursuant to the Settlement, the Company recorded sales of $728,640, a credit of $125,000 to legal expense and for the nine months ended September 30, 2024, recorded a gain on litigation settlement of $271,360.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

During the nine months ended September 30, 2024, the Company issued 1,199,808,439 shares of common stock and received net proceeds of $979,048 after issuance costs of $33,577, as follows:

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

On September 24, 2024, the Company sold 53,290,746 shares to GHS at $0.000915 and received net proceeds of $46,771, after deducting transaction and broker fees of $2,000.

During the three months ended September 30, 2023, the Company issued 163,625,529 shares of common stock and received net proceeds of $602,317 after issuance costs of $17,522. During the nine months ended September 30, 2023, the Company issued 286,430,931 shares of common stock and received net proceeds of $1,200,537 after issuance costs of $40,190.

The Company has 8,990,000,000 shares of $0.001 par value common stock authorized (effective July 22, 2024, see Note 1) and as of September 30, 2024, there are 6,681,321,839 shares of common stock issued and outstanding.

Preferred stock

As of September 30, 2024, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of September 30, 2024, and December 31, 2023, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of September 30, 2024, and December 31, 2023, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of September 30, 2024, and December 31, 2023.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of September 30, 2024, and December 31, 2023, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the unaudited consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of September 30, 2024, and December 31, 2023, the accumulative noncontrolling interest is $784,777.

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

Right-of-use assets are summarized below:

	September 30, 2024	December 31, 2023
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(438,709)	(330,437)
Right-of-use assets, net	$264,179	$372,451

Operating lease liabilities are summarized as follows:

	September 30, 2024	December 31, 2023
Lease liability	$274,855	$384,382
Less current portion	(159,670)	(147,993)
Long term portion	$115,185	$236,389

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2024 (remaining period)	$43,380
For the year ending December 31, 2025	175,942
For the year ending December 31, 2026	74,030
Total	$293,352
Less: present value discount	(18,497)
Lease liability	$274,855

The Company recorded a credit of $979 and $1,256 to operating lease expense (after netting off the sublease income) for the three and nine months ended September 30, 2024, and $29, and $29,411 for the three and nine months ended September 30, 2023, respectively.

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2024, and 2023. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024, and 2023, are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$-	$5,362	$3,573	$16,088
Cost of goods sold	-	-	-	-
Gross profit	-	5,362	3,573	16,088
Operating expenses	-	-	-	-
Interest expense	-	-	-	-
Income from discontinued operations	$-	$5,362	$3,573	$16,088

There are no assets as of September 30, 2024, and December 31, 2023, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of September 30, 2024, and December 31, 2023. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at September 30, 2024, and December 31, 2023:

Current liabilities

	September 30, 2024	December 31, 2023
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Deferred revenues	-	3,573
Total current liabilities of discontinued operations	$1,034,811	$1,038,384

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of September 30, 2024, and December 31, 2023.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 11, 2024, the Company sold GHS 55,460,725 shares of common stock for proceeds of $42,456 net of offering costs.

On October 23, 2024, Ozop Capital Partners, Inc. entered into an agreement with Empire Auto Protect (“Empire”). Under the agreement, Empire will white label Royal Administration’s Fully Charged VSC, to be marketed as Empire Plus. OZOP Plus will be ceded the battery premium portion of all of the Empire Plus VSC’s contracted.

On November 5, 2024, the Company sold GHS 46,387,500 shares of common stock for proceeds of $31,706 net of offering costs.

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

Modular Energy Distribution System: The NeoVolt™ System comprises the design engineering, installation, and operational methodologies as well as the financial arbitrage of how we produce, capture and distribute electrical energy for the EV markets. Our NeoVoltTM System offers (1) charging locations that can be installed with reduced delays, restricted areas or load limits and (2) EV charger electricity that is produced from renewable sources claiming little to no carbon footprint.

The Company has developed a business plan for NeoVolt™, a scalable battery storage solution that aims to relieve the stress on existing grid infrastructure by providing distributed energy storage. With the first stage of engineered technical drawings completed, we are advancing to stage two and preparing to construct the initial prototype or proof of concept (PoC). NeoVolt™ is designed with advanced features, including automatic adoption of connected devices and dynamic load balancing through a master-slave configuration. These capabilities enable NeoVolt™ to seamlessly integrate with and manage energy flows across multiple devices. Furthermore, the PoC is contingent upon recent advancements in EV charging and discharging standardizations, including on-board inverters and bi-directional capabilities, to ensure compatibility and efficiency in both residential and commercial applications.

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

On February 25, 2022, the Company formed Ozop Engineering and Design, Inc. (“OED”) a Nevada corporation, as a wholly owned subsidiary of the Company. OED was formed to become a premier engineering and lighting control design firm. OED offers product and design support for lighting and solar projects with a focus on fast lead times and technical support. OED and our partners can offer the resources needed for lighting, solar and electrical design projects. OED will provide its’ customers systems to coordinate the understanding of electrical usage with the relationship between lighting design and lighting controls, by developing more efficient ecofriendly designs by working with architects, engineers, facility managers, electrical contractors and engineers. OED specializes in lighting commissioning services. On September 27, 2024, OED signed an agreement with Leviton Manufacturing Co, Inc., to serve as a field service technician for their advanced lighting control systems.

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2024, and 2023.

Results of Operations for the three and nine months ended September 30, 2024, and 2023:

Revenue

For the three and nine months ended September 30, 2024, the Company generated revenue of $74,286 and $1,267,980, respectively, compared to $172,559 and $4,205,083 for the three and nine months ended September 30, 2023. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Revenues from Ozop Engineering and Design (“OED”) are classified as design and installation. Sales are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sourced and distributed products	$51,104	$155,009	$1,005,878	$4,127,633
Design and installation	23,182	17,550	262,102	77,450
Total	$74,286	$172,559	$1,267,980	$4,205,083

Sales for the nine months ended September 30, 2024, included $728,640, pursuant to the YHS Settlement. Excluding this, sales of sourced and distributed products (solar products) were significantly lower for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand. Design and installation revenues increased for the three and nine months ended September 30, 2024, as the Company received additional and larger installation jobs.

Cost of sales

For the three and nine months ended September 30, 2024, the Company recognized $50,863 and $989,955, respectively, of cost of sales, compared to $126,438 and $4,255,030, respectively, for the three and nine months ended September 30, 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sourced and distributed products	$43,440	$126,438	$916,627	$3,630,030
Design and installation	7,423	-	73,328	-
Inventory write down	-	-	-	625,000
Total	$50,863	$126,438	$989,955	$4,255,030

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

Gross margin of sourced and distributed products was 15% and 8.9% for the three and nine months ended September 30, 2024, respectively, compared to 18.4% and 12.1% (prior to the Inventory Adjustment) for the three and nine months ended September 30, 2023, respectively. The downward trend in gross profit margin is due to the continued decline in selling price because of market competition.

Design and installation cost of sales is comprised of OED’s labor costs for each job.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2024, were $963,460 and $2,740,395, respectively, compared to $2,637,795 and $4,670,627, respectively, for the three and nine months ended September 30, 2023. The operating expenses were comprised of:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Wages and management fees, related parties, including stock-based compensation	$240,000	$240,000	$720,000	$720,000
Salaries, taxes, and benefits	220,094	212,240	618,271	733,334
Professional and consulting fees	219,144	213,392	596,381	734,338
Advertising and marketing	6,805	15,911	35,354	47,081
Rent and office expenses	18,969	16,689	131,395	88,118
Insurance	43,536	71,815	151,526	188,412
Travel	13,950	32,215	77,307	106,398
Termination costs	-	1,755,082	-	1,755,082
General and administrative, other	200,962	80,451	410,161	297,864
Total operating expenses	$963,460	$2,637,795	$2,740,395	$4,670,627

On July 10, 2020, pursuant to the PCTI transaction, the Company assumed an employment contract entered into on February 28, 2020, between the Company and Mr. Conway (the “Employment Agreement”). Mr. Conway’s compensation as adjusted was $20,000 per month. Effective January 1, 2022, the Company entered into a new employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway will receive annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Currently, the subsidiaries of Ozop Capital, OES and OED, each compensates Mr. Conway $20,000 per month. For the three and nine months ended September 30, 2024, and 2023, the Company recorded expenses to Mr. Conway of $240,000 and $720,000, respectively.

Salaries, taxes, and benefits increased for the three months and decreased for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. Ozop Energy Systems currently has 2 employees with an aggregate annual salary of $204,000 and focused on information technology and general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED currently has five employees with an aggregate annual compensation of $498,000. OED has allocated $7,423 and $73,328, respectively, of salaries to cost of sales for the three and nine months ended September 30, 2024, and employees with an annual salary of $210,000 are being expensed effective July 1, 2024, to Automated Room Controls, Inc, (“ARC”). Ozop Capital Partners has one employee with annual compensation of $125,000 (terminated in July 2024), and hired a new employee on September 3, 2024, with an annual salary of $144,000. The expenses per subsidiary included in operating expenses for the three and nine months ended September 30, 2024, and 2023, are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Ozop Energy Systems	$51,787	$70,956	$162,325	$213,051
Ozop Engineering and Design	81,679	107,697	301,326	418,832
Automated Room Controls, Inc.	58,917	-	58,917	-
Ozop Capital Partners/EV Insurance Company	27,711	33,587	95,703	101,451
Total	$220,094	$212,240	$618,271	$733,334

Professional and consulting fees increased slightly for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and decreased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is due to the expiration of certain consulting contracts and legal fees related to the YHS litigation. These decreases were partially offset by increases in general legal expenses and auditing fees.

Advertising and marketing expenses decreased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023.

Rent and office expense (including storage, supplies, utilities, and internet costs) increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is the result of $71,208, for the current nine months of expenses incurred by OES for storage fees, partially offset by decreased rent expense that on March 1, 2023, OES has subleased the Carlsbad office and warehouse to a third party. Effective May 7, 2024, there is not any additional storage charges.

Insurance expense decreased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The decrease was the result of the Company not renewing the credit insurance policy for OES, which terminated April 30, 2024.

Termination costs of $1,755,082 for the three and nine months ended September 30, 2023, was a result of storage fees for goods that remained at a third-party warehouse and purchase order termination fees charged by the Company’s solar panel supplier, all of which was in connection with an early termination of vendor agreement.

Other (Income) Expenses

Other (income) expense, net, for the three and nine months ended September 30, 2024, was $1,153,046 and $2,349,872, respectively, compared to ($2,265,254) and $1,576,860, respectively, for the three and nine months ended September 30, 2023, and were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$1,056,866	$1,039,735	$3,170,633	$3,300,944
(Gain) loss on change in fair value of derivatives	96,180	(3,304,989)	(549,401)	(1,724,084)
Gain on litigation settlement	-	-	(271,360)	-
Total other (income) expense, net	$1,153,046	$(2,265,254)	$2,349,872	$1,576,860

The increase in other expense, net for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily a result of the Company recognizing a gain of $3,304,989 in the three months ended September 30, 2023, on the change in the fair value of derivatives compared to a loss of $96,180 in the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recognized a gain of $549,401 compared to a gain of $1,724,084 for the nine months ended September 30, 2023, respectively, on the change in the fair value of derivatives. Additionally for the nine months ended September 30, 2024, the Company recognized a gain of $271,360 on the settlement with YHS.

Net loss

Net loss attributable to the Company for the three and nine months ended September 30, 2024, was $2,093,083 and $4,808,669, respectively, compared to $321,058 and $6,281,346, respectively, for the three and nine months ended September 30, 2023. The change for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was a combination of a decrease in gross profit of $22,698, reduced operating expenses of $1,674,335 (mostly related to the loss associated with early termination of vendor agreement of $1,755,082 for the three months ended September 30, 2023), and increased other expenses, net, of $3,418,300, as described above. The change for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was a combination of an increase in gross profit of $327,972, reduced operating expenses of $1,930,232 (mostly related to the loss associated with early termination of vendor agreement of $1,755,082 for the nine months ended September 30, 2023), and increased other expenses, net, of $773,012, as described above.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $223,479,149 and a working capital deficit of $30,760,584 (including derivative liabilities of $666,677). As of September 30, 2024, the Company was in default of $3,315,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the nine months ended September 30, 2024, we primarily funded our business operations with the existing cash on hand as of January 1, 2024, cash received from accounts receivable, and $979,048 received from sales of common stock.

As of September 30, 2024, we had cash of $1,354,636 as compared to $1,446,029 as of December 31, 2023. As of September 30, 2024, we had current liabilities of $32,398,711 (including $666,677 of derivative liabilities), compared to current assets of $1,638,127, which resulted in a working capital deficit of $30,760,584. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable and liabilities of discontinued operations.

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $1,059,327 compared to $901,293 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, our net cash used in operating activities was primarily attributable to the net loss of $4,808,669, the gain on the change in fair value of derivatives of $549,401, adjusted by non-cash items of interest expense of $998,970, and amortization and depreciation of $160,988. Net changes of $3,142,358 in operating assets and liabilities reduced the cash used in operating activities.

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

Investing Activities

For the nine months ended September 30, 2024, and 2023 the net cash used in investing activities was $11,114 and $2,162, respectively, primarily due to purchase of office and computer equipment.

Financing Activities

For the nine months ended September 30, 2024, the net cash provided by financing activities was $979,048, net of issuance costs, from the sales of common stock to GHS.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three and nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2024

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

