Form 10-K
period 2024-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2025-04-15
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024, was $5,965,228 (computed using the closing price of the common stock on June 30, 2024, as reported by the OTC Markets).

As of April 15, 2025, 8,450,615,922 shares of common stock of the registrant were outstanding.

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

On May 5, 2023, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the 2023 “Amendment”) to increase the authorized capital stock of the Company to 7,000,000,000 shares, of which 6,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the 2023 Amendment with the State of Nevada on June 23, 2023.

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

On March 4, 2025, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “2025 Amendment”) to increase the authorized capital stock of the Company to 16,000,000,000 shares, of which 15,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the 2025 Amendment with the State of Nevada on April 10, 2025.

Corporate Matters

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see below). As of December 31, 2024, and 2023, there were 2,500 shares, respectively, of Series C Preferred Stock issued and outstanding, all owned by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2024, and 2023, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2024. Mr. Conway owns 1,333 shares of Series D Preferred Stock as of December 31, 2024, and 2023.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of December 31, 2024, and 2023, there were -0- shares, respectively, of Series E Preferred Stock issued and outstanding.

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

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2024, the Company sold GHS 146,517,693 shares of common stock for proceeds of $172,117 net of offering costs. During the year ended December 31, 2023, the Company sold to GHS 587,432,649 shares of common stock and received $1,230,043 net of offering costs.

On January 26, 2024, the Company receive a Notice of Effectiveness for the sale of up to One Billion (1,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 1,000,000,000 shares of common stock and received $760,160, net of offering costs.

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to Two Billion (2,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 457,990,649 shares of common stock and received $280,094, net of offering costs. From January 1, 2025, through April 15, 2025, the Company sold GHS 1,364,594,180 shares of common stock for proceeds of $295,965 net of offering costs.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2024, and 2023.

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

OZOP Plus

Ozop Plus markets vehicle service contracts (VSC’s”) for electric vehicles (EV’s) that offer consumers to be able to purchase additional months and miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. EVCO has agreements with others whereby the battery premium associated with any EV VSC will be ceded to EVCO. OZOP Plus markets vehicle service contracts (“VSC’s”) for electric vehicles (EV’s) that offer consumers to be able to purchase additional months and miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the OZOP Plus marketed VSC’s will give “peace of mind” to the EV buyer. On October 23, 2024, Ozop Capital Partners, Inc. entered into an agreement with Empire Auto Protect (“Empire”). Under the agreement, Empire will white label Royal Administration’s Fully Charged VSC, to be marketed as Empire Plus. OZOP Plus will be ceded the battery premium portion of all of the Empire Plus VSC’s contracted.

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

Automated Room Controls (ARC)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure

We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats. We maintain an information technology and cybersecurity program appropriate for a company our size, taking into account our operations and risks.

Risk Management and Strategy

Our cybersecurity risk management approach includes:

●	A flat network infrastructure powered by Ubiquiti (UBNT) equipment

●	Unified firewall and security management through our UDM Pro device

●	Remote access controlled via L2TP VPN with pre-shared key authentication

●	Regular data backups using RoboCopy, scheduled daily at 2pm EST

●	Physical security through UniFi Access control system and ADT security cameras covering the entire building

We utilize third-party services for certain technology functions, including Microsoft 365 for email, GoDaddy for web hosting, and CodeTwo for email signatures. While we depend on the digital technologies of these third parties, we monitor our systems to protect against unauthorized access.

Governance

Our Board of Directors is responsible for overseeing cybersecurity risks. Management, led by our IT department, is responsible for the operational oversight of the company-wide cybersecurity strategy and standards. Administrative access to our critical systems is limited to authorized personnel and documented in our IT inventory.

Given our size and operations, we maintain administrative controls including:

●	Defined administrator accounts with appropriate access levels

●	Documentation of system access credentials

●	Regular updates to firmware on network infrastructure (current versions documented)

●	Backup verification and monitoring

Cybersecurity Risks

As of April 15, 2025, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition, or are reasonably likely to have such a material effect. However, like all organizations, we face potential risks from cybersecurity threats which could materially affect our operations or financial condition if they were to occur.

Areas for potential improvement in our cybersecurity posture include upgrading our WiFi access points, and implementing a cloud backup solution to complement our current on-site backup strategy.

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

ITEM 3. LEGAL PROCEEDINGS.

We were involved as a plaintiff in a Complaint filed in the SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO NORTH COUNTY (the “Complaint”) on November 14, 2022. The Complaint alleges that former employees would place an order from a customer for purchase of product from OZOP with funds the exact source of which is presently unknown. OZOP alleges that next, the customer would sell that product to OZOP’s customers at a price marked up from the price for which the customer purchased from OZOP – to the benefit of Defendants and to the detriment of OZOP, their employer at the time. The Complaint further alleges that the former employees falsely represented that the price the customer was obtaining from other suppliers and therefore was willing to pay for OZOP product decreased, which allowed them to use the customer to then sell additional product to OZOP’s customers at increasingly larger margins, thus further wrongfully enriching themselves to the detriment of their employer, OZOP. The lawsuit also alleges that the employees were also making false statements to Ozop’s customers regarding the financial condition of Ozop and the lack of module inventory.

On April 4, 2024, the Company executed a Settlement Agreement (the “Settlement”) with its former employees and Your Home Solutions Corp (“YHS”). YHS and the former employees were all defendants (the “Defendants”) in the Complaint. Pursuant to the terms of the Settlement, the Defendants paid the Company $1,125,000 during the year ended December 31, 2024. In exchange, the Company agreed to release all Defendants from the lawsuit and to deliver 11 containers of solar panels. Upon the receipt of the $1,125,000 and the delivery of the 11 containers, and pursuant to the Settlement, the Company recorded sales of $728,640, a credit of $125,000 to legal expense and for the year ended December 31, 2024, recorded a gain on litigation settlement of $271,360.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on April 14, 2025, was $0.0003.

Holders

As of December 31, 2024, the Company had 7,086,021,742 shares of our common stock issued and outstanding held by 72 holders of record.

Recent Sales of Securities

The following are all shares issued during the quarter ended December 31, 2024:

On October 11, 2024, the Company sold 55,460,725 shares to GHS at $0.0008 and received net proceeds of $42,456, after deducting transaction and broker fees of $1,912.

On November 5, 2024, the Company sold 46,387,500 shares to GHS at $0.00072 and received net proceeds of $31,706, after deducting transaction and broker fees of $1,693.

On November 20, 2024, the Company sold 77,787,282 shares to GHS at $0.00064 and received net proceeds of $47,763, after deducting transaction and broker fees of $2,021.

On December 6, 2024, the Company sold 96,643,750 shares to GHS at $0.00056 and received net proceeds of $52,013, after deducting transaction and broker fees of $2,107.

On December 23, 2024, the Company sold 128,420,646 shares to GHS at $0.00048 and received net proceeds of $59,384, after deducting transaction and broker fees of $2,258.

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

Ozop Plus markets vehicle service contracts (VSC’s”) for electric vehicles (EV’s) that offer consumers to be able to purchase additional months and miles above the manufacturer’s warranty and to also bring added value to EV owners by utilizing our partnerships and strengths in the energy market to offer unique and innovative services. Among EV owners’ concerns are the EV battery repair and replacement costs, range anxiety, environmental responsibilities, roadside assistance, and the accelerated wear on additional components that EV vehicles experience. Management believes that the Ozop Plus marketed VSC’s will give “peace of mind” to the EV buyer. On October 23, 2024, Ozop Capital Partners, Inc. entered into an agreement with Empire Auto Protect (“Empire”). Under the agreement, Empire will white label Royal Administration’s Fully Charged VSC, to be marketed as Empire Plus. OZOP Plus will be ceded the battery premium portion of all of the Empire Plus VSC’s contracted.

ARC has devloped products to be an advanced lighting controls system, intricately engineered to integrate sophisticated wired and wireless technologies. At its core, it employs a hybrid network topology that facilitates both resilient wired connections and flexible wireless communications, making it suitable for complex infrastructural environments. The system is equipped with an array of sensors and control nodes, enabling precise light management and energy usage monitoring. With support for protocols such as DALI and Zigbee, alongside the capability for seamless integration with IoT platforms, ARC offers a comprehensive solution for intricate lighting networks. This system is designed not just for control and efficiency, but also for adaptability to diverse architectural and electrical layouts, embodying a technical solution for advanced, energy-conscious lighting management.

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceedings which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2024, and 2023.

Results of Operations for the years ended December 31, 2024, and 2023:

Revenue

For the year ended December 31, 2024, the Company generated revenue of $1,342,653 compared to $4,760,705 for the year ended December 31, 2023. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) revenues are classified as design and installation. Sales are summarized as follows:

	Year ended December 31,
	2024	2023
Sourced and distributed products	$1,042,022	$4,544,855
Design and installation	300,631	215,850
Total	$1,342,653	$4,760,705

Sales for the year ended December 31, 2024, included $728,640, pursuant to the YHS Settlement. Excluding this, sales of sourced and distributed products (solar product) were significantly lower for the year ended December 31, 2024, compared to December 31, 2023. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand. Design and installation revenues increased for the year ended December 31, 2024, compared to December 31, 2023, as the Company received additional and larger installation jobs.

Cost of sales

For the years ended December 31, 2024, and 2023, the Company recognized $1,187,180 and $5,367,636, respectively, of cost of sales.

	Year ended December 31,
	2024	2023
Sourced and distributed products	$945,931	$3,871,658
Design and installation	107,224	-
Inventory write down	134,025	1,495,978
	$1,187,180	$5,367,636

During the years ended December 31, 2024, and 2023, the Company reviewed its inventory valuation to determine if the historical cost of its solar panels was less than their net realizable value. Management also considers, if applicable, other factors, including known trends, market conditions, and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $134,025 and $1,495,978, respectively, (the “Inventory Adjustment”) to the historical cost of inventory purchased.

	Year ended December 31,
	2024	2023
Gross margin (loss)	11.6%	(12.7)%

For the year ended December 31, 2024, the increase in gross margin compared to the year ended December 31, 2023, is a result of lower inventory write down.

Operating expenses

Total operating expenses for the years ended December 31, 2024, and 2023, were $3,619,155 and $5,644,981, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2024	2023
Management fees, related parties	$960,000	$960,000
Travel expenses	95,784	139,054
Termination costs	-	1,755,082
Salaries, taxes, and benefits	839,027	962,807
Professional and consulting fees	770,982	1,002,560
Advertising and marketing	40,256	64,616
Rent and office expenses	151,940	151,941
Research and development costs	183,897	6,865
Insurance	202,668	232,637
General and administrative, Other	374,601	369,419
Total	$3,619,155	$5,644,981

Effective January 1, 2022, the Company entered into an employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway receives annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Currently, the subsidiaries of Ozop Capital, OES and OED, each compensates Mr. Conway $20,000 per month.

Travel expenses decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023, as the Company had lower travel expenses related to Systems.

Termination costs of $1,755,082 for the year ended December 31, 2023, was a result of storage fees for goods that remained at a third-party warehouse and purchase order termination fees charged by the Company’s solar panel supplier, all of which was in connection with an early termination of vendor agreement.

Salaries, taxes, and benefits decreased for the year ended December 31, 2024, compared to December 31, 2023. Ozop Energy Systems currently has 2 employees with an aggregate annual salary of $204,000 and focused on information technology and general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED currently has four employees with an aggregate annual compensation of $454,000. OED has allocated $85,878 of salaries to cost of sales for the year ended December 31, 2024, and employees with an annual salary of $210,000 are being expensed effective July 1, 2024, to Automated Room Controls, Inc. (“ARC”). Ozop Capital Partners had one employee with annual compensation of $125,000 (terminated in July 2024), and hired a new employee on September 3, 2024, with an annual salary of $144,000. The Company allocates salaries and related expenses to the appropriate subsidiary for where their services are being performed. The expenses per subsidiary included in operating expenses for the years ended December 31, 2024, and 2023, are as follows:

	Year ended December 31,
	2024	2023
Ozop Energy Systems	$217,226	$277,641
Ozop Engineering and Design	354,100	549,128
Ozop Capital Partners/EV Insurance Company	125,530	136,038
Automated Room Controls	142,171	-
Total	$839,027	$962,807

Professional and consulting fees decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease is due to the expiration of certain consulting contracts and legal fees related to the YHS litigation. These decreases were partially offset by increases in general legal expenses and auditing fees.

Advertising and marketing expenses decreased for the year ended December 31, 2024, compared to December 31, 2023. During the year ended December 31, 2024, the Company reduced the amount of lead lists it was acquiring as well as reduced the amount spent on promotional items.

Research and development costs increased for the year ended December 3, 2024, compared to the year ended December 31, 2023, due to the development and testing of the ARC products.

Insurance expenses decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was the result of the Company not renewing the credit insurance policy for OES, which terminated April 30, 2024. The Company estimates that the monthly insurance expense to be approximately $20,000 per month.

General and administrative expense other, increased for the year ended December 31, 2024, compared to the year ended December 31, 2023. There were increases in Dues and Subscriptions ($10,996), filing fees ($10,730), trade shows and entertainment ($74,371), and website development ($15,800), and other net increase ($2,720), which were substantially offset by decreases in bad debt expense ($34,277), depreciation ($26,265), repairs and maintenance ($12,467), and building expenses ($36,426).

Other Income (Expenses)

Other expense, net for the year ended December 31, 2024, was $2,738,052 compared to $1,139,220 for the year ended December 31, 2023, and were as follows.

	Year ended December 31,
	2024	2023
Interest expense	$4,014,997	$4,351,333
Gain on change in fair value of derivatives	(1,005,585)	(3,212,113)
Gain on litigation settlement	(271,360)	-
Total other expense, net	$2,738,052	$1,139,220

The decrease in interest expense for the year ended December 31, 2024, is primarily a result of the amortization period of certain note discounts that were completed during the year ended December 31, 2024. For the year ended December 31, 2024, the Company recognized gains on the change in the fair value of derivatives less than the gains for the year ended December 31, 2023. Additionally for the year ended December 31, 2024, the Company recognized a gain of $271,360 on the settlement with YHS.

Net income (loss), attributable to the Company

Net loss attributable to the Company for the year ended December 31, 2024, was $6,198,161 compared to $7,369,681 for the year ended December 31, 2023. The loss for the year ended December 31, 2023, included the termination costs of $1,755,082 and inventory write down costs of $1,495,978. The change was also impacted by the gain on the change in fair value of derivatives of $1,005,585 for the year ended December 31, 2024, compared to $3,212,113 for the year ended December 31, 2023.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $224,868,641 and a working capital deficit of $32,232,815. As of December 31, 2024, the Company was in default of $19,925,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Currently, our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business, and, additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. If we are unable to generate capital or raise additional funds when required, it will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Management’s plans in regard to these factors are discussed in Note 2 to the consolidated financial statements filed herein.

For the year ended December 31, 2024, we primarily funded our business with the existing cash on hand as of January 1, 2024, cash received from the sale of inventory and collection of accounts receivable, and $1,212,370 received from sales of common stock.

As of December 31, 2024, we had cash of $797,139 as compared to $1,446,029 as of December 31, 2023. As of December 31, 2024, we had current liabilities of $33,185,481, compared to current assets of $952,666, which resulted in a working capital deficit of $32,232,815. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable and liabilities of discontinued operations.

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $1,850,146 compared to $799,282 for the year ended December 31, 2023. For the year ended December 31, 2024, our net cash used in operating activities was primarily attributable to the net loss of $6,198,161, the gain on the change in fair value of derivatives of $1,005,585, adjusted by non-cash interest expense of $1,119,461, the inventory write-down of $134,025 and amortization and depreciation of $214,372. Net changes of $3,889,315 in operating assets and liabilities reduced the cash used in operating activities.

For the year ended December 31, 2023, net cash used in operating activities was $799,282. For the year ended December 31, 2023, our net cash used in operating activities was primarily attributable to the net loss of $7,369,681, the gain on the change in fair value of derivatives of $3,212,113, and $250,000 of income on forfeited customer deposit, adjusted by non-cash items of the termination expense of $1,755,082, interest expense of $1,465,518, the inventory write-down of $1,495,978 and amortization and depreciation of $230,134. Net changes of $5,107,251 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the year ended December 31, 2024, the net cash used in investing activities was $11,114, compared to $2,162 for the year ended December 31, 2023, primarily due to purchase of office and computer equipment for both years.

Financing Activities

For the year ended December 31, 2024, the net cash provided by financing activities was $1,212,370, from the sales of common stock to GHS, net of issuance costs.

For the year ended December 31, 2023, the net cash provided by financing activities was $878,263. During the year ended December 31, 2023, we received $1,828,263, net of issuance costs, from the sales of common stock to GHS, and we made payments of $950,000 for notes payable.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of its consolidated financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more details in Note 3 to our financial statements appearing elsewhere in this Annual Report on Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. The SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management believes that given current facts and circumstances, there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2024, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2024, as described below.

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

Name	Age	Position	Beginning
Brian Conway	54	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

Brian P. Conway, the Chief Executive Officer and Interim Chief Financial Officer, brings 20 years of proven success in marketing and business development for both private and publicly traded companies. Starting off in database management and sales for Venture Direct on Madison Avenue, he crossed over to Wall Street as a co-founder of Waypoint Capital Partners. During this time, he was responsible for national sales, marketing, business and product development, national account customers, and new business relations with international and US companies while creating awareness for public companies with many of the nation’s top public relations firms. From October 1, 2014, through August 31, 2019, Mr. Conway was the CEO, CFO and Director of Ngen Technologies, Inc. (f/k/a/ Liberated Solutions, Inc.). His relationships and experience with investment bankers, non-dilutive financing, and public relations should be instrumental in moving the Company forward.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. The Company does not believe that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2024.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2024 and 2023:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years 2024, and 2023;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2024, and 2023, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024. Compensation information is shown for the fiscal years ended December 31, 2024, and 2023:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Brian P Conway (1)	2024	$960,000	$-	$-	$—	$—	$960,000
	2023	$960,000	$-	$-	$—	$—	$960,000

(1) On February 28, 2020, Mr. Conway was appointed as the Company’s Chief Executive Officer.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation on Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income (Loss)
2024	$960,000	$960,000	$-	$-	-47.1%	N/A	$(6,198,161)
2023	$960,000	$960,000	$-	$-	-66.0%	N/A	$(7,369,681)
2022	$1,090,000	$1,090,000	$-	$-	-84.7%	N/A	$6,025,812

2024 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2024, or December 31, 2023.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2024, and 2023.

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

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through December 31, 2024. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of April 15, 2025, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of April 15, 2025, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Brian P Conway, CEO and Director (2)	Common Stock	3,697,375,610	30.4%
	Series C Preferred Stock	2,500	100.0%
	Series D Preferred Stock	1,333	99.9%

(1) Percentages are based on 8,450,615,922 shares of the Company’s common stock, 2,500 shares of Series C Preferred Stock and 1,334 shares of Series D Preferred stock issued and outstanding as of April 15, 2025. The voting rights associated with the Series C Preferred Stock in the aggregate are equal to 67% of the total vote. Series C Preferred Stock has no conversion rights. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of Series D shares being converted. Series D Preferred Stock has no voting rights.

(2) Includes 1,333 shares of Series D Preferred Stock convertible into 3,697,375,610 shares of common stock.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2024, and 2023, the Company recorded expenses to its officers of $960,000 respectively. As of December 31, 2024, the Company owes Mr. Conway $60,000 for unpaid management fees.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2024, and 2023.

	2024	2023
Audit Fees(1)	$138,500	$125,000
Total Fees	$138,500	$125,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2025

OZOP ENERGY SOLUTIONS, INC.

COSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Energy Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Energy Solutions, Inc. (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, as of December 31, 2024, the Company had an accumulated deficit of $224,868,641 and a working capital deficit of $32,232,815. As of December 31, 2024, the Company was in default of $19,925,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters for the current period.

/s/ Prager Metis CPAs LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

April 15, 2025

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$797,139	$1,446,029
Prepaid expenses	64,851	75,103
Accounts receivable	80,003	168,770
Inventory	10,673	1,089,979
Total Current Assets	952,666	2,779,881

Operating lease right-of-use asset, net	226,692	372,451
Property and equipment, net	561,399	618,899
Other assets	13,408	13,408
TOTAL ASSETS	$1,754,165	$3,784,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$10,947,676	$8,026,784
Related party liabilities	60,000	-
Convertible notes payable	25,000	25,000
Current portion of notes payable, net of discounts	20,241,164	18,837,500
Derivative liabilities	210,493	1,216,078
Operating lease liability, current portion	163,727	147,993
Deferred liability	502,610	490,495
Liabilities of discontinued operations	1,034,811	1,038,384
Total Current Liabilities	33,185,481	29,782,234

Long Term Liabilities
Notes payable, net of discount	-	284,203
Operating lease liability, net of current portion	72,662	236,389
TOTAL LIABILITIES	33,258,143	30,302,826

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- shares issued and outstanding, par value $0.001)	-	-
Common stock (8,990,000,000 shares authorized, par value $0.001; 7,086,021,742 and 5,481,513,400 shares issued and outstanding as of December 31, 2024, and 2023, respectively)	7,086,021	5,481,513
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares	638	638
Additional paid in capital	198,312,711	198,704,849
Accumulated deficit	(224,868,641)	(218,670,480)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(30,719,201)	(25,733,410)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(31,503,978)	(26,518,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,754,165	$3,784,639

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenue	$1,342,653	$4,760,705
Cost of revenue	1,187,180	5,367,636
Gross profit (loss)	155,473	(606,931)

Operating expenses:
General and administrative, related parties	960,000	960,000
Loss associated with early termination of vendor agreement	-	1,755,082
General and administrative, other	2,659,155	2,929,899
Total operating expenses	3,619,155	5,644,981

Loss from continuing operations	(3,463,682)	(6,251,912)

Other (income) expenses:
Interest expense	4,014,997	4,351,333
Gain on change in fair value of derivatives	(1,005,585)	(3,212,113)
Gain on litigation settlement	(271,360)	-
Total Other (Income) Expenses	2,738,052	1,139,220

Loss from continuing operations before income taxes	(6,201,734)	(7,391,132)
Income tax provision	-	-
Net loss from continuing operations	(6,201,734)	(7,391,132)
Discontinued Operations:
Income from discontinued operations, net of tax	3,573	21,451
Net loss	$(6,198,161)	$(7,369,681)

Loss from contuining operations per share of common stock
basic and fully diluted	$(0.00)	$(0.00)
Income from discontinued operations per share of common stock
basic and fully diluted	$0.00	$0.00
Loss per share basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	6,345,758,683	4,980,801,687

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2024	637,755	$638	2,500	$3	1,334	$1	5,481,513,400	$5,481,513	$(11,249,934)	$198,704,849	$(218,670,480)	$(784,777)	$(26,518,187)

Issuance of shares of common stock sold, net of issuance costs of $43,569	-	-	-	-	-	-	1,604,508,342	1,604,508	-	(392,138)	-	-	1,212,370

Net loss	-	-	-	-	-	-	-	-	-	-	(6,198,161)	-	(6,198,161)
Balances December 31, 2024	637,755	$638	2,500	$3	1,334	$1	7,086,021,742	$7,086,021	$(11,249,934)	$198,312,711	$(224,868,641)	$(784,777)	$(31,503,978)

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

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(6,201,734)	$(7,391,132)
Net income from discontinued operations	3,573	21,451
Net loss	(6,198,161)	(7,369,681)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	1,119,461	1,465,518
Amortization and depreciation	214,372	230,134
Gain on fair value change of derivatives	(1,005,585)	(3,212,113)
Inventory write-down	134,025	1,495,978
Termination costs of vendor agreements	-	1,755,082
Income on forfeited customer deposit	-	(250,000)
Changes in operating assets and liabilities:
Accounts receivable	88,767	4,381
Inventory	945,281	1,015,069
Prepaid expenses	10,251	(15,699)
Vendor deposits	-	1,298,739
Accounts payable and accrued expenses	2,920,894	2,937,774
Related party liabilities	60,000	-
Deferred revenue	12,115	495
Operating lease liabilities	(147,993)	(133,508)
Net cash used in continuing operations	(1,846,573)	(777,831)
Net cash used in discontinued operations	(3,573)	(21,451)
Net cash used in operating activities	(1,850,146)	(799,282)

Cash flows from investing activities:
Purchase of office and computer equipment	(11,114)	(2,162)
Net cash uesd in investing activities	(11,114)	(2,162)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,212,370	1,828,263
Payments of principal of notes payable	-	(950,000)
Net cash provided by financing activities	1,212,370	878,263

Net increase (decrease) in cash	(648,890)	76,819

Cash, Beginning of year	1,446,029	1,369,210

Cash, End of year	$797,139	$1,446,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $224,868,641 and a working capital deficit of $32,232,815. As of December 31, 2024, the Company was in default of $19,925,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equalling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2023, the Company sold to GHS 587,432,649 shares of common stock and received $1,230,043 net of offering costs. During the year ended December 31, 2024, the Company sold to GHS 146,517,693 shares of common stock for proceeds of $172,117 net of offering costs.

On January 26, 2024, the Company receive a Notice of Effectiveness for the sale of up to One Billion (1,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 1,000,000,000 shares of common stock and received $760,160, net of offering costs.

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to Two Billion (2,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 457,990,649 shares of common stock and received $280,094, net of offering costs. From January 1, 2025, through April 15, 2025, the Company sold GHS 1,364,594,180 shares of common stock for proceeds of $295,965 net of offering costs.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries Ozop Energy Systems, Inc. (“OES”), Ozop Capital Partners, Inc. (“Ozop Capital”), Ozop Engineering and Design, Inc. (“OED), Automated Room Controls, Inc. (“ARC”), Power Conversion Technologies, Inc. (“PCTI”), Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2024, and 2023. The amount in excess of the FDIC insurance as of December 31, 2024 and 2023, was approximately $223,000 and $639,000, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2024, and 2023, and their accounts receivable balance as of December 31, 2024:

	Sales % Year Ended December 31, 2024	Sales % Year Ended December 31, 2023	Accounts receivable balance December 31, 2024
Customer A	64%	-%	$-
Customer B	18%	4%	$-
Customer C	4%	87%	$-

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

As of December 31, 2024, two customers represented approximately 60% and 22%, respectively of our outstanding accounts receivable. As of December 31, 2023, three customers represented approximately 42%, 32%, and 15%, respectively of our outstanding accounts receivable.

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $134,025, and $1,495,978, respectively, to the historical cost of inventory purchases for the years ended December 31, 2024, and 2023. Finished goods inventories as of December 31, 2024, and 2023, were $10,673 and $1,089,979, respectively.

Purchase concentration

OES purchases finished renewable energy products from its’ suppliers. For the year ended December 31, 2024, the Company made no purchases. For the year ended December 31, 2023, there was one supplier that accounted for 100%.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2024, and 2023:

	Years ended December 31,
	2024	2023
Sourced and distributed products	$1,042,022	$4,544,855
OED Installations	300,631	215,850
Total	$1,342,653	$4,760,705

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2024, and 2023, the Company recorded advertising and marketing expenses of $40,256 and $64,616, respectively. During the year ended December 31, 2024, the Company reduced the amount of lead lists it was acquiring as well as reduced the amount spent on promotional items.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2024, and 2023, the Company recorded $183,897 and $6,685 of research and development expenses, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as net income (loss) from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2024, and 2023. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2024, and 2023, for each fair value hierarchy level:

December 31, 2024	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$210,493	$210,493

December 31, 2023	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,216,078	$1,216,078

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

Segment Policy

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”), who is our chief executive officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company and, as such, the Company has determined that the Company has one operating segment (renewable energy) as defined by ASC Topic 280 “Segment Reporting”.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2024, and 2023, the Company’s dilutive securities are convertible into approximately 12,715,043,534 and 9,749,983,678, respectively, shares of common stock. The following table represents the classes of dilutive securities as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Convertible preferred stock (1)	10,629,032,613	8,222,270,100
Unexercised common stock purchase warrants (1)	732,024,518	1,107,024,518
Convertible notes payable (1)	128,575,444	41,132,251
Promissory notes payable (1)	1,225,410,959	379,556,809
	12,715,043,534	9,749,983,678

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

Recent Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that may have an impact on the Company’s accounting and reporting. Unless otherwise discussed, the Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Recently adopted accounting pronouncements

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application. Early adoption is also permitted. We are currently evaluating the provisions of this ASU.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	December 31, 2024	December 31, 2023
Office equipment	$235,846	$224,733
Building and building improvements	600,000	600,000
Less: Accumulated depreciation	(274,447)	(205,834)
Property and Equipment, Net	$561,399	$618,899

Depreciation expense was $68,613 and $94,878 for the years ended December 31, 2024, and 2023, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities at December 31, 2024, and 2023, at $210,493 and $1,216,078, respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of December 31, 2024, and 2023, risk free interest rates at 4.24% and 5.26%, respectively, and volatility of 101% and 48%, respectively. During the year ended December 31, 2023, the Company issued 60,000,000 warrants in conjunction with the extension of a note payable. The Company recorded a discount to notes payable of $113,921 with the offset to derivative liabilities for the initial fair value of the warrants based on the Black-Scholes option pricing model. The following assumptions were utilized in the initial Black-Scholes valuation of issued warrants during the year ended December 31, 2023, risk free interest rate of 4.72%, volatility of 72%, and an exercise price of $0.0019.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of December 31, 2024, and 2023, risk free interest rate of 4.18% to 4.25%, and 4.3% to 5.26%, respectively, volatility of 121% to 146%, and 48% to 99%, respectively, and exercise prices of $0.0019 to $0.008, and $0.0019 to $0.15, respectively.

A summary of the activity related to derivative liabilities for the years ended December 31, 2024, and 2023, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2023	$4,285,400	$28,870	$4,314,270
Fair value of issuances during the year	113,921	-	113,921
Change in fair value	(3,212,245)	132	(3,212,113)
Balance December 31, 2023	1,187,076	29,002	1,216,078
Fair value of issuances during the year	-	-	-
Change in fair value	(1,010,973)	5,388	(1,005,585)
Balance December 31, 2024	$176,103	$34,390	$210,493

NOTE 7 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	December 31, 2024	December 31, 2023

Note payable, interest at 8% or 20% (if default), matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12% or 24% (if default), matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matures November 6, 2025, net of discount of $48,259 (2024) and $105,220 (2023)	341,164	284,203
Note payable $1,000,000 face value, interest at 12% or 24% (if default), matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matured October 31, 2024, net of discount of $0 (2024) and $141,667 (2023), in default	2,200,000	2,058,333
Note payable $11,110,000 face value, interest at 15%, matured October 31, 2024, net of discount of $0 (2024) and $708,333 (2023), in default	11,110,000	10,401,667
Note payable $3,300,000 face value, interest at 15%, matured October 31, 2024, net of discount of $0 (2024) and $212,500 (2023), in default	3,300,000	3,087,500
Note payable $3,020,000 face value, matured March 31, 2023, in default	1,820,000	1,820,000
Sub-total notes payable, net of discount	20,241,164	19,121,703
Less long-term portion, net of discount	-	284,203
Current portion of notes payable, net of discount	$20,241,164	$18,837,500

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. Through December 31, 2024, the Company has repaid $1,200,000 of the principal of the note (including $250,000 during the year ended December 31, 2022, and $950,000 during the year ended December 31, 2023). During the year ended December 31, 2023, amortization of the original issue discount of $181,818 was charged to interest expense. The original issue discount of $250,000 has been fully amortized as of March 31, 2023. As of December 31, 2024, and 2023, the outstanding principal balance of this note was 1,820,000. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2024, and 2023, $212,500 and $255,000, respectively, was charged to interest expense. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $3,300,000 with carrying values of $3,300,000 and $3,087,500, respectively, net of unamortized discounts of $0 and $212,500, as of December 31, 2024, and 2023, respectively. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000, the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2024, and 2023, $708,333 and $850,000, respectively, was charged to interest expense. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $11,110,000 with a carrying value of $11,110,000 and $10,401,667, respectively, net of unamortized discounts of $0 and $708,333, as of December 31, 2024, and 2023, respectively. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000, the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2024, and 2023, $141,667 and $170,000, respectively, was charged to interest expense. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $2,200,000 with a carrying value of $2,200,000 and $2,058,333, respectively, net of unamortized discounts of $0 and $141,667 as of December 31, 2024, and 2023, respectively. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $1,000,000. As of December 31, 2024, and 2023, the accrued interest is $855,452 and $615,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023, and was in default. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued 60,000,000 warrants at an exercise price of $0.0019 and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and are being amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2024, and 2023, $56,961 and $8,701, respectively, was charged to interest expense. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $389,423 with a carrying value of $341,164 and $284,203, respectively, net of unamortized discounts of $48,259 and $105,220, respectively, as of December 31, 2024, and 2023.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. As of December 31, 2024, and 2023, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2024, and 2023, the accrued interest is $360,247 and $270,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

EV Insurance Company records premiums received from the issuance of Vehicle Service Contracts (“VSC’s”) as a deferred liability. The Company will analyze the deferred liability to determine if any amounts can be recorded as income with the balance remaining in deferred liabilities for potential future claims. As of December 31, 2024, and 2023, the Company has recorded $12,610 and $495 as deferred liabilities related to VSC’s.

The deferred liability as of December 31, 2024, and 2023, on the consolidated balance sheets is $502,610 and $490,495, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

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

Management Fees and Related Party Payables

For the years ended December 31, 2024, and 2023, the Company recorded expenses to Mr. Conway of $960,000, respectively. As of December 31, 2024, the Company owes Mr. Conway $60,000 for unpaid management fees, which is included in related party liabilities on the consolidated balance sheets presented herein.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. The fee for these services was $100,000. Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. The parties agreed to a reduced fee of $48,000 for the years ended December 31, 2024, and 2023, which has been accrued as of December 31, 2024 ($96,000), and December 31, 2023 ($48,000), and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein. As of December 31, 2024, and 2023, the Company has recorded 637,755 shares of common stock to be issued for the balance owed, in addition to the $48,000.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of December 31, 2024, and 2023, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of December 31, 2024, and 2023, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein.

Legal matters

We know of no material, existing or pending legal proceedings against our Company.

We were involved as a plaintiff in a Complaint filed in the SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO NORTH COUNTY (the “Complaint”) on November 14, 2022. The Complaint alleges that former employees would place an order from a customer for purchase of product from OZOP with funds the exact source of which is presently unknown. OZOP alleges that next, the customer would sell that product to OZOP’s customers at a price marked up from the price for which the customer purchased from OZOP – to the benefit of Defendants and to the detriment of OZOP, their employer at the time. The Complaint further alleges that the former employees falsely represented that the price the customer was obtaining from other suppliers and therefore was willing to pay for OZOP product decreased, which allowed them to use the customer to then sell additional product to OZOP’s customers at increasingly larger margins, thus further wrongfully enriching themselves to the detriment of their employer, OZOP. The lawsuit also alleges that the employees were also making false statements to Ozop’s customers regarding the financial condition of Ozop and the lack of module inventory.

On April 4, 2024, the Company executed a Settlement Agreement (the “Settlement”) with its former employees and Your Home Solutions Corp (“YHS”). YHS and the former employees were all defendants (the “Defendants”) in the Complaint. Pursuant to the terms of the Settlement, the Defendants paid the Company $1,125,000 during the year ended December 31, 2024. In exchange, the Company agreed to release all Defendants from the lawsuit and to deliver 11 containers of solar panels. Upon the receipt of the $1,125,000 and the delivery of the 11 containers, and pursuant to the Settlement, the Company recorded sales of $728,640, a credit of $125,000 to legal expense and for the year ended December 31, 2024, recorded a gain on litigation settlement of $271,360.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2024, the Company issued an aggregate of 1,604,508,342 shares of common stock and received net proceeds of $1,212,370 after issuance costs of $43,569.

During the year ended December 31, 2023, the Company issued an aggregate of 710,238,051 shares of common stock and received net proceeds of $1,828,263 after issuance costs of $58,230.

Increase in Authorized Shares

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

On March 4, 2025, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “2025 Amendment”) to increase the authorized capital stock of the Company to 16,000,000,000 shares, of which 15,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the 2025 Amendment with the State of Nevada on April 10, 2025.

Preferred stock

As of December 31, 2024 and 2023, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of December 31, 2024, and 2023, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2024, and 2023, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2024, and 2023.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of December 31, 2024, and 2023, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of December 31, 2024, and 2023, the accumulative noncontrolling interest is $784,777, respectively.

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

Right-of-use assets are summarized below:

	December 31, 2024	December 31, 2023
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(476,196)	(330,437)
Right-of-use assets, net	$226,692	$372,451

Operating lease liabilities are summarized as follows:

	December 31, 2024	December 31, 2023
Lease liability	$236,389	$384,382
Less current portion	(163,727)	(147,993)
Long term portion	$72,662	$236,389

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2025	$175,942
For the year ending December 31, 2026	74,030
Total	$249,972
Less: present value discount	(13,583)
Lease liability	$236,389

For the year ended December 31, 2024, the Company recorded a credit of $2,234 to operating lease expense (after netting off the sublease income). The Company recorded $33,218 operating lease expense for the year ended December 31, 2023.

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2024, and 2023. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the years ended December 31, 2024, and 2023 are summarized below:

	Year ended December 31,
	2024	2023
Revenues	$3,573	$21,451
Cost of goods sold	-	-
Gross profit	3,573	21,451
Operating expenses	-	-
Income from discontinued operations	$3,573	$21,451

There are no assets as of December 31, 2024, and 2023, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of December 31, 2024, and 2023. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at December 31, 2024, and 2023:

Current liabilities

	Year ended December 31,
	2024	2023
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Deferred revenues	-	3,573
Total current liabilities of discontinued operations	$1,034,811	$1,038,384

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of December 31, 2024, and 2023.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Pre-tax income (loss)	$(6,198,161)	$(7,369,681)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax (credit)	(1,301,614)	(1,547,633)
Permanent differences	52,059	315,938
Change of valuation allowance	1,249,555	1,231,695
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2024	December 31, 2023
Net operating losses carried forward	$6,182,268	$4,932,713
Less: Valuation allowance	(6,182,268)	(4,932,713)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company has approximately $29,439,000 net operating loss carryforwards available to reduce future taxable income. As of December 31, 2024, and 2023, the Company has no material unrecognized tax benefits which would favourably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2024, and 2023, and no provision for interest and penalties is deemed necessary as of December 31, 2024, and 2023.

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

On November 6, 2023, the Company and VSUN entered into a Termination Agreement (the “TA”) after negotiation. Pursuant to the TA, the parties agreed to cancel the remaining unpaid and/or not fully executed purchase orders the Company issued to VSUN, and to apply part of the vendor deposits (totaling $2,525,102 paid to VSUN) to unpaid storage fees of $556,884 and to a termination fee of $1,198,198. The combined amount of storage fees and termination fee of $1,755,082 is classified separately as Loss associated with early termination of vendor agreement on the consolidated statements of operations for the year ended December 31, 2023. The remaining balance of the deposit of $770,020 was received on November 17, 2023. In addition, VSUN shall retain the above 40 containers of products in storage as a result of the early termination. The Company and VSUN shall not have any further obligations under the purchase orders which shall be terminated, and the Company shall have no liability to VSUN and VSUN shall have no liability to the Company as a result of or in connection with this termination.

NOTE 17 – SUBSEQUENT EVENTS

From January 1, 2025, through April 15, 2025, the Company sold GHS an aggregate of 1,364,594,180 shares of common stock for proceeds of $295,965 net of offering costs.

On March 4, 2025, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “2025 Amendment”) to increase the authorized capital stock of the Company to 16,000,000,000 shares, of which 15,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the 2025 Amendment with the State of Nevada on April 10, 2025 (see Note 11).

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equalling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.