Form 10-Q
period 2025-03-31
OZOP ENERGY SOLUTIONS, INC.
filed 2025-05-20
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of May 20, 2025, 8,450,659,422 shares of common stock of the registrant were outstanding.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$329,632	$797,139
Prepaid expenses	57,581	64,851
Accounts receivable	48,108	80,003
Inventory	11,216	10,673
Total Current Assets	446,537	952,666

Operating lease right-of-use asset, net	188,479	226,692
Property and equipment, net	548,798	561,399
Other assets	13,408	13,408
TOTAL ASSETS	$1,197,222	$1,754,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$11,733,256	$10,947,676
Related party liabilities	140,000	60,000
Convertible notes payable	25,000	25,000
Current portion of notes payable, net of discounts	20,255,404	20,241,164
Derivative liabilities	98,734	210,493
Operating lease liability, current portion	167,861	163,727
Deferred liability	510,475	502,610
Customer deposits	2,688	-
Liabilities of discontinued operations	1,034,811	1,034,811
Total Current Liabilities	33,968,229	33,185,481

Long Term Liabilities
Operating lease liability, net of current portion	29,337	72,662
TOTAL LIABILITIES	33,997,566	33,258,143

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- shares issued and outstanding, par value $0.001)	-	-
Common stock (15,990,000,000 (2025) and 8,990,000,000 (2024) shares authorized, par value $0.001; 8,219,844,297 and 7,086,021,742 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively)	8,219,844	7,086,021
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares	638	638
Additional paid in capital	197,439,693	198,312,711
Accumulated deficit	(226,425,812)	(224,868,641)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(32,015,567)	(30,719,201)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(32,800,344)	(31,503,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,197,222	$1,754,165

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$42,257	$251,722
Cost of revenue	29,019	115,445
Gross profit	13,238	136,277

Operating expenses:
General and administrative, related parties	240,000	240,000
General and administrative, other	704,067	728,763
Total operating expenses	944,067	968,763

Loss from continuing operations	(930,829)	(832,486)

Other (income) expenses:
Interest expense	738,101	1,056,887
Gain on change in fair value of derivatives	(111,759)	(462,005)
Total Other (Income) Expenses	626,342	594,882

Loss from continuing operations before income taxes	(1,557,171)	(1,427,368)
Income tax provision	-	-
Net loss from continuing operations	(1,557,171)	(1,427,368)
Discontinued Operations:
Income from discontinued operations, net of tax	-	3,573
Net loss	$(1,557,171)	$(1,423,795)

Loss from continuing operations per share of common stock basic and fully diluted	$(0.00)	$(0.00)
Income from discontinued operations per share of common stock basic and fully diluted	$0.00	$0.00
Loss per share basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	7,609,003,782	5,670,128,359

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2025	637,755	$638	2,500	$3	1,334	$1	7,086,021,742	$7,086,021	$(11,249,934)	$198,312,711	$(224,868,641)	$(784,777)	$(31,503,978)

Issuance of shares of common stock sold, net of issuance costs of $10,552	-	-	-	-	-	-	1,133,822,555	1,133,823	-	(873,018)	-	-	260,805

Net loss	-	-	-	-	-	-	-	-	-	-	(1,557,171)	-	(1,557,171)
Balances March 31, 2025	637,755	$638	2,500	$3	1,334	$1	8,219,844,297	$8,219,844	$(11,249,934)	$197,439,693	$(226,425,812)	$(784,777)	$(32,800,344)

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

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(1,557,171)	$(1,427,368)
Net income from discontinued operations	-	3,573
Net loss	(1,557,171)	(1,423,795)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	14,241	332,990
Amortization and depreciation	54,305	52,870
Gain on fair value change of derivatives	(111,759)	(462,005)
Changes in operating assets and liabilities:
Accounts receivable	31,895	43,201
Inventory	(543)	62,681
Prepaid expenses	7,269	(4,941)
Accounts payable and accrued expenses	785,580	795,977
Related party liabilities	80,000	-
Deferred revenue	7,865	360
Operating lease liabilities	(39,192)	(35,385)
Customer deposits	2,688	-
Net cash used in continuing operations	(724,822)	(638,047)
Net cash used in discontinued operations	-	(3,573)
Net cash used in operating activities	(724,822)	(641,620)

Cash flows from investing activities:
Purchase of office and computer equipment	(3,490)	-
Net cash used in investing activities	(3,490)	-

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	260,805	350,555
Net cash provided by financing activities	260,805	350,555

Net decrease in cash	(467,507)	(291,065)

Cash, Beginning of period	797,139	1,446,029

Cash, End of period	$329,632	$1,154,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $226,425,812 and a working capital deficit of $33,521,692. As of March 31, 2025, the Company was in default of $19,925,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to Two Billion (2,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 457,990,649 shares of common stock and received $280,094, net of offering costs. For the three months ended March 31, 2025, the Company sold GHS 1,133,822,555 shares of common stock for proceeds of $260,805 net of offering costs. Subsequent to March 31, 2025, the Company sold GHS 230,771,625 shares of common stock for proceeds of $35,160 net of offering costs.

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. On May 7, 2025, the Company receive a Notice of Effectiveness for the sale of up to Four Billion (4,000,000,000) shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025.

The unaudited consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries Ozop Energy Systems, Inc. (“OES”), Ozop Capital Partners, Inc. (“Ozop Capital”), Ozop Engineering and Design, Inc. (“OED), Automated Room Controls, Inc. (“ARC”), Power Conversion Technologies, Inc. (“PCTI”), Ozop LLC, Ozop HK and Spinus, LLC (“Spinus”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at March 31, 2025, and December 31, 2024. The amount in excess of the FDIC insurance as of March 31, 2025, and December 31, 2024, was approximately $4,000, and $223,000, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2025, and 2024, and their accounts receivable balance as of March 31, 2025:

	Sales % Three Months Ended March 31, 2025	Sales % Three Months Ended March 31, 2024	Accounts receivable balance March 31, 2025
Customer A	44%	-	$14,875
Customer B	28%	-	$-
Customer C	20%	67%	$7,200
Customer D	-	10%	$-

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of March 31, 2025, four customers represented 37%, 31%, 15% and 10%, respectively of our outstanding accounts receivable. As of December 31, 2024, two customers represented approximately 60% and 22%, respectively of our outstanding accounts receivable.

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories as of March 31, 2025, and December 31, 2024, were $11,216 and $10,673, respectively. There are no inventory markdowns for the three months ended March 31, 2025, and 2024.

Purchase concentration

ARC began purchasing inventory during the three months ended March 31, 2025. OES purchases finished renewable energy products from its’ suppliers. For the three months ended March 31, 2025, and 2024, OES made no purchases.

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

The following table disaggregates our revenue by major source for the three months ended March 31, 2025, and 2024:

	Three months ended March 31,
	2025	2024
Sourced and distributed products	$3,024	$75,222
OED Installations	39,233	176,500
Total	$42,257	$251,722

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2025, and 2024, the Company recorded advertising and marketing expenses of $15,824 and $15,671, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2025, and 2024, the Company recorded $24,668 and $2,094 of research and development expenses, respectively.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as net income (loss) from discontinued operations in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2025, and 2024. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, for each fair value hierarchy level:

March 31, 2025	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$98,734	$98,734

December 31, 2024	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$210,493	$210,493

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2025, and 2024, the Company’s dilutive securities are convertible into approximately 21,110,686,009 and 10,280,235,000, respectively, shares of common stock. The following table represents the classes of dilutive securities as of March 31, 2025, and 2024:

	March 31, 2025	March 31, 2024
Convertible preferred stock (1)	12,329,766,446	8,732,725,692
Unexercised common stock purchase warrants (1)	732,024,518	807,024,518
Convertible notes payable (1)	471,429,292	72,738,215
Promissory notes payable (1)	7,577,465,753	667,746,575
	21,110,686,009	10,280,235,000

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	March 31, 2025	December 31, 2024
Office equipment	$239,336	$235,846
Building and building improvements	600,000	600,000
Less: Accumulated depreciation	(290,538)	(274,447)
Property and Equipment, Net	$548,798	$561,399

Depreciation expense was $16,091 and $17,456 for the three months ended March 31, 2025, and 2024, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $25,000.

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

The Company valued the derivative liabilities at March 31, 2025, and December 31, 2024, at $98,734 and $210,493 respectively. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of March 31, 2025, and December 31, 2024, risk free interest rates at 4.24% and 4.24%, respectively, and volatility of 201%, and 101%, respectively.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of March 31, 2025, and December 31, 2024, risk free interest rate of 3.96% to 4.24%, and 4.18% to 4.25%, respectively, volatility of 205% to 253%, and 121% to 146%, respectively, and exercise prices of $0.0019 to $0.008, and $0.0019 to $0.008, respectively.

A summary of the activity related to derivative liabilities for the three months ended March 31, 2025, and 2024, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2025	$176,103	$34,390	$210,493
Fair value of issuances during the period	-	-	-
Change in fair value	(118,783)	7,024	(111,759)
Balance March 31, 2025	$57,320	$41,414	$98,734

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2024	$1,187,076	$29,002	$1,216,078
Fair value of issuances during the period	-	-	-
Change in fair value	(465,157)	3,152	(462,005)
Balance March 31, 2024	$721,919	$32,154	$754,073

NOTE 7 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	March 31, 2025	December 31, 2024

Note payable, interest at 8% or 20% (if default), matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12% or 24% (if default), matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matures November 6, 2025, net of discount of $34,019 (2025) and $48,259 (2024)	355,404	341,164
Note payable $1,000,000 face value, interest at 12% or 24% (if default), matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matured October 31, 2024, in default	2,200,000	2,200,000
Note payable $11,110,000 face value, interest at 15%, matured October 31, 2024, in default	11,110,000	11,110,000
Note payable $3,300,000 face value, interest at 15%, matured October 31, 2024, in default	3,300,000	3,300,000
Note payable $3,020,000 face value, matured March 31, 2023, in default	1,820,000	1,820,000
Sub-total notes payable, net of discount	20,255,404	20,241,164
Less long-term portion, net of discount	-	-
Current portion of notes payable, net of discount	$20,255,404	$20,241,164

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. Through March 31, 2025, the Company has repaid $1,200,000 of the principal of the note. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was 1,820,000. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2025, and 2024, $-0- and $63,750, respectively, was charged to interest expense. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $3,300,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000, the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2025, and 2024, $-0- and $212,500, respectively, was charged to interest expense. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $11,110,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000, the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2025, and 2024, $-0- and $42,500, respectively, was charged to interest expense. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $2,200,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $1,000,000. As of March 31, 2025, and December 31, 2024, the accrued interest is $915,452 and $855,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023, and was in default. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued 60,000,000 warrants at an exercise price of $0.0019 and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and are being amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three months ended March 31, 2025, and 2024, $14,240 and $14,240, respectively, was charged to interest expense. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $389,423 with a carrying value of $355,404 and $341,164, respectively, net of unamortized discounts of $34,019 and $48,259, respectively, as of March 31, 2025, and December 31, 2024.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. As of March 31, 2025, and December 31, 2024, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of March 31, 2025, and December 31, 2024, the accrued interest is $382,747 and $360,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

EV Insurance Company records premiums received from the issuance of Vehicle Service Contracts (“VSC’s”) as a deferred liability. The Company will analyze the deferred liability to determine if any amounts can be recorded as income with the balance remaining in deferred liabilities for potential future claims. As of March 31, 2025, and December 31, 2024, the Company has recorded $20,475 and $12,610 as deferred liabilities related to VSC’s.

The deferred liability as of March 31, 2025, and December 31, 2024, on the consolidated balance sheets is $510,475 and $502,610, respectively.

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

Management Fees and Related Party Payables

For the three months ended March 31, 2025, and 2024, the Company recorded expenses to Mr. Conway of $240,000, respectively. As of March 31, 2025, and December 31, 2024, the Company owes Mr. Conway $140,000 and $60,000 for unpaid management fees, which is included in related party liabilities on the unaudited consolidated balance sheets presented herein.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. The fee for these services was $100,000. Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. The parties agreed to a reduced fee of $48,000 for the years ended December 31, 2024, and 2023, which has been accrued as of March 31, 2025 ($96,000), and December 31, 2024 ($96,000), and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein. As of March 31, 2025, and December 31, 2024, the Company has recorded 637,755 shares of common stock to be issued for the balance owed, in addition to the $48,000.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of March 31, 2025, and December 31, 2024, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of March 31, 2025, and December 31, 2024, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein.

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

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the three months ended March 31, 2025, the Company issued an aggregate of 1,133,822,555 shares of common stock and received net proceeds of $260,805 after issuance costs of $10,552.

During the three months ended March 31, 2024, the Company issued an aggregate of 340,303,728 shares of common stock and received net proceeds of $350,555 after issuance costs of $12,384.

Increase in Authorized Shares

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

As of March 31, 2025, and December 31, 2024, the Company has 15,990,000,000 and 8,990,000,000 shares respectively of $0.001 par value common stock authorized and there are 8,219,844,297 and 7,086,021,742 shares respectively of common stock issued and outstanding.

Preferred stock

As of March 31, 2025, and December 31, 2024, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of March 31, 2025, and December 31, 2024, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of March 31, 2025, and December 31, 2024, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of March 31, 2025, and December 31, 2024.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of March 31, 2025, and December 31, 2024, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of March 31, 2025, and December 31, 2024, the accumulative noncontrolling interest is $784,777, respectively.

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

Right-of-use assets are summarized below:

	March 31, 2025	December 31, 2024
Office and warehouse lease	$702,888	$702,888
Less: Accumulated amortization	(514,409)	(476,196)
Right-of-use assets, net	$188,479	$226,692

Operating lease liabilities are summarized as follows:

	March 31, 2025	December 31, 2024
Lease liability	$197,198	$236,389
Less current portion	(167,861)	(163,727)
Long term portion	$29,337	$72,662

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2025 (remaining period)	$132,562
For the year ending December 31, 2026	74,030
Total	$206,592
Less: present value discount	(9,394)
Lease liability	$197,198

For the three months ended March 31, 2025, the Company recorded a credit of $979 to operating lease expense (after netting off the sublease income). The Company recorded $29 operating lease expense (after netting off the sublease income) for the three months ended March 31, 2024.

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the unaudited accompanying consolidated financial statements for the three months ended March 31, 2025, and 2024. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three months ended March 31, 2025, and 2024 are summarized below:

	Three months ended March 31,
	2025	2024
Revenues	$-	$3,573
Cost of goods sold	-	-
Gross profit	-	3,573
Operating expenses	-	-
Income from discontinued operations	$-	$3,573

There are no assets as of March 31, 2025, and December 31, 2024, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of March 31, 2025, and December 31, 2024. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at March 31, 2025, and December 31, 2024:

Current liabilities

	March 31, 2025	December 31, 2024
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Total current liabilities of discontinued operations	$1,034,811	$1,034,811

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of March 31, 2025, and December 31, 2024.

As of March 31, 2025, the Company has approximately $31,094,000 net operating loss carryforwards available to reduce future taxable income. As of March 31, 2025, and December 31, 2024, the Company has no material unrecognized tax benefits which would favourably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2025, and 2024, and no provision for interest and penalties is deemed necessary as of March 31, 2025, and December 31, 2024.

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2025, the Company sold GHS an aggregate of 230,771,625 shares of common stock for proceeds of $35,160 net of offering costs.

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equalling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. On May 7, 2025, the Company receive a Notice of Effectiveness for the sale of up to Four Billion (4,000,000,000) shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement.

On May 15, 2025, the Company issued 43,500 shares of common stock pursuant to a Service Agreement with a third party.

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

ARC has developed products to be an advanced lighting controls system, intricately engineered to integrate sophisticated wired and wireless technologies. At its core, it employs a hybrid network topology that facilitates both resilient wired connections and flexible wireless communications, making it suitable for complex infrastructural environments. The system is equipped with an array of sensors and control nodes, enabling precise light management and energy usage monitoring. With support for protocols such as DALI and Zigbee, alongside the capability for seamless integration with IoT platforms, ARC offers a comprehensive solution for intricate lighting networks. This system is designed not just for control and efficiency, but also for adaptability to diverse architectural and electrical layouts, embodying a technical solution for advanced, energy-conscious lighting management.

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceedings which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2025, and 2024.

Results of Operations for the three months ended March 31, 2025, and 2024:

Revenue

For the three months ended March 31, 2025, the Company generated revenue of $42,257 compared to $251,722 for the three months ended March 31, 2024. Revenues from Ozop Energy Systems, Inc. (“OES”) are classified as sourced and distributed products. Revenues from Ozop Engineering and Design (“OED”) are classified as design and installation. Sales are summarized as follows:

	Three months ended March 31,
	2025	2024
Sourced and distributed products	$3,024	$75,222
Design and installation	39,233	176,500
Total	$42,257	$251,722

Sales of sourced and distributed products (solar product) were significantly lower for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand, and our decision to not currently place additional order for solar products. Design and installation revenues decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The prior year included $162,000 for a one-time large installation job.

Cost of sales and Gross profit

For the three months ended March 31, 2025, and 2024, the Company recognized $29,019 and $115,445, respectively, of cost of sales.

	Three months ended March 31,
	2025	2024
Sourced and distributed products	$2,664	$63,331
Design and installation	26,355	52,114
Total	$29,019	$115,445

The Company recognized a gross margin on solar products of 11.9% for the three months ended March 31, 2025, compared to 15.8% for the three months ended March 31, 2024. The decrease in gross profit dollars was due to lower revenues in the current period. The decrease in gross margin percentage is primarily a result of the product mix of sales.

Design and installation cost of sales is comprised of OED’s labor costs for each job. The Company recognized a gross margin on design and installation of 32.8% for the three months ended March 31, 2025, compared to 70.5% for the three months ended March 31, 2024. The decrease in gross profit dollars was due to lower revenues in the current period. The decrease in gross margin percentage is primarily a result of a new customer in the current quarter who compensates the Company based on hourly rate for actual worked hours as compared to a higher daily rate the Company received from other customers.

Operating expenses

Total operating expenses for the three months ended March 31, 2025, and 2024, were $944,067 and $968,763 respectively. The operating expenses were comprised of:

	Three months ended March 31,
	2025	2024
Management fees, related parties	$240,000	$240,000
Salaries, taxes and benefits	231,839	193,494
Travel expenses	23,399	35,142
Professional and consulting fees	229,175	254,827
Advertising and marketing	15,824	15,671
Rent and office expense	12,971	83,604
Research and development costs	24,668	2,094
Insurance	62,882	60,976
General and administrative, Other	103,309	82,955
Total	$944,067	$968,763

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

Salaries, taxes, and benefits increased for the three months ended March 31, 2025, compared to March 31, 2024. As of March 31, 2025, Ozop Energy Systems had 2 employees with an aggregate annual salary of $204,000 and focused on information technology and general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED has two employees with an aggregate annual compensation of $244,000. OED has allocated $26,355 and $52,114 of salaries to cost of sales for the three months ended March 31, 2025, and 2024. Employees with an annual salary of $310,000 are being expensed effective July 1, 2024, to Automated Room Controls, Inc. (“ARC”). Ozop Capital Partners had one employee with annual compensation of $125,000 (terminated in July 2024), and hired a new employee on September 3, 2024, with an annual salary of $144,000. The Company allocates salaries and related expenses to the appropriate subsidiary for where their services are being performed. The expenses per subsidiary included in operating expenses for the three months ended March 31, 2025, and 2024, are as follows:

	Three months ended March 31,
	2025	2024
Ozop Energy Systems	$55,649	$55,637
Ozop Engineering and Design	60,136	103,716
Automated Room Controls, Inc.	84,465	-
Ozop Capital Partners/EV Insurance Company	31,589	34,141
Total	$231,839	$193,494

Travel expenses decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as the Company had lower travel expenses related to Systems and OED.

Professional and consulting fees decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is due to general legal fees and legal fees for the quarter ended March 31, 2024, related to the YHS litigation. These decreases were partially offset by increases in auditing fees.

Rent and office expense (including storage, supplies, utilities, and internet costs) decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is the result of $55,890 expenses incurred by OES for storage fees in the three months ended March 31, 2024 (no such storage fees in the three months ended March 31, 2025), coupled with a decrease in office supplies as a result of expenditure control.

Research and development costs increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to the development and testing of the ARC products.

Other (Income) Expenses

Other expense, net, for the three months ended March 31, 2025, was $626,342 compared to $594,882 for the three months ended March 31, 2024, and were as follows.

	Three months ended March 31,
	2025	2024
Interest expense	$738,101	$1,056,887
Gain on change in fair value of derivatives	(111,759)	(462,005)
Total other expense, net	$626,342	$594,882

The decrease in interest expense for the three months ended March 31, 2025, is primarily a result of the amortization period of certain note discounts that were completed in 2024. For the three months ended March 31, 2025, the Company recognized a gain of $111,759 on the change in the fair value of derivatives compared to a gain of $462,005 for the three months ended March 31, 2024.

Net loss

Net loss attributable to the Company for the three months ended March 31, 2025, was $1,557,171 compared to $1,423,795 for the three months ended March 31, 2024. The change was primarily a result of the decrease in gross profit and the increase in other expenses, partially offset by the decrease in operating expenses.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $226,425,812 and a working capital deficit of $33,521,692. As of March 31, 2025, the Company was in default of $19,925,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the three months ended March 31, 2025, we primarily funded our business operations with the existing cash on hand as of January 1, 2025, cash received from collection of accounts receivable, and $260,805 received from sales of common stock.

As of March 31, 2025, we had cash of $329,632 as compared to $797,139 as of December 31, 2024. As of March 31, 2025, we had current liabilities of $33,968,229, compared to current assets of $446,537, which resulted in a working capital deficit of $33,521,692. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable, customer deposits and liabilities of discontinued operations.

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $724,822 compared to $641,620 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, our net cash used in operating activities was primarily attributable to the net loss of $1,557,171, the gain on the change in fair value of derivatives of $111,759, adjusted by non-cash items of interest expense of $14,241, and amortization and depreciation of $54,305. Net changes of $875,562 in operating assets and liabilities reduced the cash used in operating activities.

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

Investing Activities

For the three months ended March 31, 2025, the net cash used in investing activities was $3,490, primarily due to purchase of office and computer equipment. There were no investing activities for the three months ended March 31, 2024.

Financing Activities

For the three months ended March 31, 2025, and 2024, the net cash provided by financing activities was $260,805 and $350,555, respectively, net of issuance costs, from the sales of common stock to GHS.

Critical Accounting Policies and Estimates

The Company’s unaudited consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of its consolidated financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in the Company’s unaudited consolidated financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 15, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of March 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2025, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2025

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

