Form 10-Q
period 2025-09-30
OZOP ENERGY SOLUTIONS, INC.
filed 2025-11-19
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of November 19, 2025, 12,694,325,835 shares of common stock of the registrant were outstanding.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$341,164	$797,139
Prepaid expenses	17,650	64,851
Accounts receivable	81,787	80,003
Inventory	129,861	10,673
Total Current Assets	570,462	952,666

Operating lease right-of-use asset, net	210,226	226,692
Property and equipment, net	14,028	561,399
Other assets	13,408	13,408
TOTAL ASSETS	$808,124	$1,754,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$11,969,893	$10,947,676
Related party liabilities	43,000	60,000
Convertible notes payable, net of discounts	3,169,730	25,000
Current portion of notes payable, net of discounts	18,235,761	20,241,164
Derivative liabilities	1,753,651	210,493
Operating lease liability, current portion	112,130	163,727
Deferred liability	525,320	502,610
Liabilities of discontinued operations	1,034,811	1,034,811
Total Current Liabilities	36,844,296	33,185,481

Long Term Liabilities
Operating lease liability, net of current portion	106,807	72,662
TOTAL LIABILITIES	36,951,103	33,258,143

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- shares issued and outstanding, par value $0.001)	-	-
Common stock (25,990,000,000 shares authorized, par value $0.001; 11,446,345,735 and 7,086,021,742 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively)	11,446,346	7,086,021
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 637,755 shares	638	638
Additional paid in capital	194,872,729	198,312,711
Accumulated deficit	(230,427,985)	(224,868,641)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(35,358,202)	(30,719,201)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(36,142,979)	(31,503,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$808,124	$1,754,165

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$142,840	$74,286	$248,828	$1,267,980
Cost of revenue	91,575	50,863	170,211	989,955
Gross profit	51,265	23,423	78,617	278,025

Operating expenses:
General and administrative, related parties	240,000	240,000	720,000	720,000
General and administrative, other	395,840	723,460	1,699,484	2,020,395
Total operating expenses	635,840	963,460	2,419,484	2,740,395

Loss from continuing operations	(584,575)	(940,037)	(2,340,867)	(2,462,370)

Other (income) expenses:
Interest expense	1,138,538	1,056,866	2,627,912	3,170,633
Loss (gain) on change in fair value of derivatives	159,312	96,180	676,815	(549,401)
Gain on litigation settlement	-	-	-	(271,360)
Gain on sale of building to a related party	(86,250)	-	(86,250)	-
Total Other Expenses	1,211,600	1,153,046	3,218,477	2,349,872

Loss from continuing operations before income taxes	(1,796,175)	(2,093,083)	(5,559,344)	(4,812,242)
Income tax provision	-	-	-	-
Net loss from continuing operations	(1,796,175)	(2,093,083)	(5,559,344)	(4,812,242)
Discontinued Operations:
Income from discontinued operations, net of tax	-	-	-	3,573
Net loss	$(1,796,175)	$(2,093,083)	$(5,559,344)	$(4,808,669)

Loss from continuing operations per share of common stock basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income from discontinued operations per share of common stock basic and fully diluted	$0.00	$0.00	$0.00	$0.00
Loss per share basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	10,068,559,876	6,630,348,082	8,799,894,082	6,180,717,578

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2025	637,755	$638	2,500	$3	1,334	$1	7,086,021,742	$7,086,021	$(11,249,934)	$198,312,711	$(224,868,641)	$(784,777)	$(31,503,978)

Issuance of shares of common stock sold, net of issuance costs of $10,552	-	-	-	-	-	-	1,133,822,555	1,133,823	-	(873,018)	-	-	260,805

Net loss	-	-	-	-	-	-	-	-	-	-	(1,557,171)	-	(1,557,171)
Balances March 31, 2025	637,755	638	2,500	3	1,334	1	8,219,844,297	8,219,844	(11,249,934)	197,439,693	(226,425,812)	(784,777)	(32,800,344)

Issuance of shares of common stock sold, net of issuance costs of $1,763	-	-	-	-	-	-	230,771,625	230,772	-	(195,612)	-	-	35,160

Issuance of common stock for services	-	-	-	-	-	-	200,000,000	200,000	-	(160,000)	-	-	40,000

Warrants issued in connection with issuance of convertible debt	-	-	-	-	-	-	-	-	-	127,333	-	-	127,333

Issuance of common stock for accrued interest	-	-	-	-	-	-	431,665,700	431,666	-	(397,883)	-	-	33,783

Net loss	-	-	-	-	-	-	-	-	-	-	(2,205,998)	-	(2,205,998)
Balances June 30, 2025	637,755	638	2,500	3	1,334	1	9,082,281,622	9,082,282	(11,249,934)	196,813,531	(228,631,810)	(784,777)	(34,770,066)

Issuance of shares of common stock sold, net of issuance costs of $12,946	-	-	-	-	-	-	964,363,313	964,363	-	(878,566)	-	-	85,797

Warrants issued in connection with issuance of convertible debt	-	-	-	-	-	-	-	-	-	238,750	-	-	238,750

Issuance of common stock for note payable and accrued interest	-	-	-	-	-	-	1,399,700,800	1,399,701	-	(1,300,986)	-	-	98,715

Net loss	-	-	-	-	-	-	-	-	-	-	(1,796,175)	-	(1,796,175)
Balances September 30, 2025	637,755	$638	2,500	$3	1,334	$1	11,446,345,735	$11,446,346	$(11,249,934)	$194,872,729	$(230,427,985)	$(784,777)	$(36,142,979)

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

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(5,559,344)	$(4,812,242)
Net income from discontinued operations	-	3,573
Net loss	(5,559,344)	(4,808,669)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	340,522	998,970
Amortization and depreciation	156,685	160,988
Loss (gain) on fair value change of derivatives	676,815	(549,401)
Gain on sale of building to a related party	(86,250)	-
Stock compensation expense	40,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,784)	137,032
Inventory	(119,188)	915,977
Prepaid expenses	47,200	(2,648)
Accounts payable and accrued expenses	2,462,947	2,192,374
Related party liabilities	483,000	-
Deferred revenue	22,710	9,150
Operating lease liabilities	(120,560)	(109,527)
Net cash used in continuing operations	(1,657,247)	(1,055,754)
Net cash used in discontinued operations	-	(3,573)
Net cash used in operating activities	(1,657,247)	(1,059,327)

Cash flows from investing activities:
Purchase of office and computer equipment	(3,490)	(11,114)
Proceeds from sale of building to a related party	100,000	-
Net cash provided by (used in) investing activities	96,510	(11,114)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	381,762	979,048
Proceeds from issuances of convertible notes payable, net	573,000	-
Proceeds from issuances of notes payable, net	150,000	-
Net cash provided by financing activities	1,104,762	979,048

Net decrease in cash	(455,975)	(91,393)

Cash, Beginning of period	797,139	1,446,029

Cash, End of period	$341,164	$1,354,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Right-of-use assets obtained in exchange for operating lease obligations	$103,107	$-
Forgiveness of related party liabilities for sale of building to a related party	$500,000	$-
Common stock issued for convertible note payable	$50,000	$-
Common stock issued for accrued interest	$82,498	$-
Convertible note in exchange for promissory note and accrued interest	$3,558,229	$-
Debt discount related to derivative liability	$1,232,426	$-

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2025

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $230,427,985 and a working capital deficit of $36,273,834. As of September 30, 2025, the Company was in default of $17,725,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to Two Billion (2,000,000,000) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 457,990,649 shares of common stock and received $280,094, net of offering costs. For the three and nine months ended September 30, 2025, the Company sold GHS -0- and 1,364,594,180 shares of common stock respectively for proceeds of $-0- and $295,965 respectively net of offering costs.

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 (the “Commitment Amount”) of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. The Company also agreed to issue to the investor as an equity incentive shares (the “Commitment Shares”) equal to one quarter of one percent (0.25%) of the Commitment Amount, priced at a fixed price equaling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements. This equates to $25,000, and as of the filing date of this quarterly report the shares have not been issued. On May 7, 2025, the Company receive a Notice of Effectiveness for the sale of up to Four Billion (4,000,000,000) shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement. For the three and nine months ended September 30, 2025, the Company sold GHS 964,363,313 shares of common stock for proceeds of $85,797 net of offering costs. Subsequent to September 30, 2025, the Company sold GHS 151,857,500 shares of common stock for proceeds of $10,406 net of offering costs.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2025, and December 31, 2024. The amount in excess of the FDIC insurance as of September 30, 2025, and December 31, 2024, was approximately $-0-, and $223,000, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2025, and 2024, and their accounts receivable balance as of September 30, 2025:

	Sales % Three Months Ended September 30, 2025	Sales % Nine Months Ended September 30, 2025	Sales % Three Months Ended September 30, 2024	Sales % Nine Months Ended September 30, 2024	Accounts receivable balance September 30, 2025
Customer A	46.7%	51.6%	N/A	N/A	$30,738
Customer B	22.8%	13.1%	N/A	N/A	$24,429
Customer C	13.8%	N/A	N/A	N/A	$-
Customer D	10.5%	N/A	N/A	N/A	$14,095
Customer E	N/A	N/A	32.6%	N/A	$-
Customer F	N/A	N/A	23.6%	N/A	$-
Customer G	N/A	N/A	16.4%	18.7%	$-
Customer H	N/A	N/A	10.1%	N/A	$-
Customer I	N/A	N/A	N/A	67.9%	$-

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of September 30, 2025, three customers represented 38%, 30%, and 17%, respectively of our outstanding accounts receivable. As of December 31, 2024, two customers represented approximately 60% and 22%, respectively of our outstanding accounts receivable.

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories as of September 30, 2025, and December 31, 2024, were $129,861 and $10,673, respectively. There are no inventory markdowns for the three and nine months ended September 30, 2025, and 2024.

Purchase concentration

ARC began purchasing inventory during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, ARC purchased $30,570 and $197,106 of product, respectively. For the three months ended September 30, 2025, one vendor represented 93%. For the nine months ended September 30, 2025, two vendors represented 77% and 18% respectively. OES purchases finished renewable energy products from its’ suppliers. For the three and nine months ended September 30, 2025, and 2024, OES made no purchases.

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

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sourced and distributed products	$75,986	$51,104	$98,464	$1,005,878
OED Installations	66,854	23,182	150,364	262,102
Total	$142,840	$74,286	$248,828	$1,267,980

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the three and nine months ended September 30, 2025, the Company recorded advertising and marketing expenses of $5,787 and $31,155, respectively, compared to $6,805 and $35,354 for the three and nine months ended September 30, 2024, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2025, the Company recorded $-0- and $44,872 of research and development expenses, respectively. For the three and nine months ended September 30, 2024, the Company recorded $87,778 and $115,262 of research and development expenses, respectively

Convertible Instruments

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as net income (loss) from discontinued operations in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2025, and 2024. For additional information, see Note 14- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024, for each fair value hierarchy level:

September 30, 2025	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$1,753,651	$1,753,651

December 31, 2024	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$210,493	$210,493

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2025, and 2024, the Company’s dilutive securities are convertible into approximately 78,233,944,904 and 11,610,545,586, respectively, shares of common stock. The following table represents the classes of dilutive securities as of September 30, 2025, and 2024:

	September 30, 2025	September 30, 2024
Convertible preferred stock (1)	17,169,518,603	10,021,982,759
Unexercised common stock purchase warrants (1)	6,685,000,000	807,024,518
Convertible notes payable (1)	46,176,588,548	68,791,734
Promissory notes payable (1)	8,202,837,753	712,746,575
	78,233,944,904	11,610,545,586

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Recently issued accounting pronouncements not yet adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company will adopt the standard on the effective date in our annual reporting for the year ended December 31, 2025. The standard can be applied either prospectively or retrospectively.

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

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-05 will have on the consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	September 30, 2025	December 31, 2024
Office equipment	$239,336	$235,846
Building and building improvements	-	600,000
Less: Accumulated depreciation	(225,308)	(274,447)
Property and Equipment, Net	$14,028	$561,399

During the three and nine months ended September 30, 2025, the Company sold its building to an entity controlled by the Company’s CEO. The sale price was $600,000 and the Company received $100,000 in cash and the buyer forgave $500,000 of related party accrued and unpaid management fees owed to the CEO (see Note 9). The Company recorded a gain on the sale of the building to a related party of $86,250, which is included in the Statement of Operations for the three and nine months ended September 30, 2025. After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 13).

Depreciation expense was $8,434 and $37,111 for the three and nine months ended September 30, 2025, respectively, and $16,047 and $52,716 for the three and nine months ended September 30, 2024, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was $25,000.

On May 28, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “May 2025 Note”), with a third-party (the “Holder”) due June 2, 2026 (the “Maturity Date”). The Holder shall have the right from time to time, and at any time following, convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder as further described in this Note (the “Conversion Price”) shall equal the Market Price (as defined in the Note), subject to adjustment as provided in this Note. “Market Price” shall mean 70% of the lowest Trading Price (as defined below) for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the volume weighted average price on the Principal Market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Quotestream or Bloomberg). The Company received proceeds of $191,000 on June 3, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. For the three and nine months ended September 30, 2025, amortization of the costs of $2,250 and $3,000, respectively, was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 1,000,000,000 shares of common stock at an exercise price of $0.0002, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $127,333. For the three and nine months ended September 30, 2025, amortization of the debt discount of $31,833 and $42,444 was charged to interest expense.

On July 15, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “July 2025 Note”) with a third-party (the “Holder”) due July 14, 2026 (the “Maturity Date”). The July 2025 Note is with the same lender and the same terms as the May 2025 Note. The Company received proceeds of $191,000 on July 15, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. For the three and nine months ended September 30, 2025, amortization of the costs of $1,875 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 1,000,000,000 shares of common stock at an exercise price of $0.0002, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $143,250. For the three and nine months ended September 30, 2025, amortization of the debt discount of $29,844 was charged to interest expense.

On September 24, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “September 2025 Note”) with a third-party (the “Holder”) due September 23, 2026 (the “Maturity Date”). The September 2025 Note is with the same lender and the same terms as the May 2025 Note. The Company received proceeds of $191,000 on September 24, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. For the three and nine months ended September 30, 2025, amortization of the costs of $187 was charged to interest expense. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 1,000,000,000 shares of common stock at an exercise price of $0.0002, subject to adjustments and expires on the five-year anniversary of the Issue Date. The warrants issued resulted in a debt discount of $95,500. For the three and nine months ended September 30, 2025, amortization of the debt discount of $1,990 was charged to interest expense.

On July 31, 2025, the Company entered into an Exchange Agreement, whereby, the Company agreed that the holder may exchange any part or all of the outstanding principal and interest (the Exchange Amount) of the promissory note entered into on February 9, 2021 (see Note 7) at any time and from time to time into the number of common shares equal to the Exchange Amount divided by the lowest trading price from the previous ten (10) trading days, and to extend the maturity date of the note to March 31, 2026. The Company determined the Exchange Agreement represented a substantial modification to the existing debt. Accordingly, the Company extinguished the promissory note dated February 9, 2021, as well as the accrued interest as of July 31, 2025, and recorded two convertible notes, one for the principal amount of $2,200,000 with an annual interest rate of 15% and one for the accrued interest of $1,358,229 with no additional interest in the future. The embedded conversion features for these convertible notes were accounted for as derivatives, which were valued at $866,343 by the Monte Carlo option pricing method (see Note 6), and were recorded as debt discount that will be amortized through the new maturity date of the note of March 31, 2026. On August 20, 2025, the holder converted $50,000 of the note into 500,000,000 shares of common stock at a conversion price of $0.0001. For the three and nine months ended September 30, 2025, amortization of the debt discount of $216,586 was charged to interest expense. As of September 30, 2025, the outstanding principal balance of the two convertible notes was $3,508,229, with a carrying value of $2,858,472, net of unamortized discount of $649,757 as of September 30, 2025.

The following table summarizes the Company’s convertible notes payable:

	Nine Months ended September 30, 2025	Year ended December 31, 2024
Beginning balance	$25,000	$25,000
New convertible note issuances	600,000	-
Convertible notes issued in exchange for promissory note and accrued interest as a result of loan modification (see Note 7)	3,558,229	-
Less: conversion	(50,000)	-
Less: unamortized discounts	(963,499)	-
Ending balance, net of discounts	$3,169,730	$25,000

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

The Company valued the derivative liabilities at September 30, 2025, and December 31, 2024, at $1,753,651 and $210,493 respectively. In connection with the Exchange Agreement (see Note 5), on July 31, 2025, the Company recorded an initial derivative liability of $866,343, with the offset to debt discount. The Company used the Monte Carlo simulation valuation model with the following assumptions as of July 31, 2025, risk free interest rates at 4.24% and volatility of 300%. For the derivative liability associated with convertible notes, the Company used the Monte Carlo simulation valuation model with the following assumptions as of September 30, 2025, and December 31, 2024, risk free interest rates at 3.83% and 4.24%, respectively, and volatility of 385%, and 101%, respectively.

The following assumptions were utilized in the Black-Scholes valuation of outstanding warrants as of September 30, 2025, and December 31, 2024, risk free interest rate of 3.38% to 3.83%, and 4.18% to 4.25%, respectively, volatility of 385% to 527%, and 121% to 146%, respectively, and exercise prices of $0.0002 to $0.008, and $0.0019 to $0.008, respectively.

A summary of the activity related to derivative liabilities for the nine months ended September 30, 2025, and 2024, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2025	$176,103	$34,390	$210,493
Fair value of issuances during the period	1,200,000	866,343	2,066,343
Change in fair value	(770,208)	247,023	(523,185)
Balance September 30, 2025	$605,895	$1,147,756	$1,753,651

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2024	$1,187,076	$29,002	$1,216,078
Change in fair value	(555,497)	6,096	(549,401)
Balance September 30, 2024	$631,579	$35,098	$666,677

NOTE 7 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	September 30, 2025	December 31, 2024

Note payable, interest at 8% or 20% (if default), matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12% or 24% (if default), matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matured November 6, 2025, net of discount of $5,537 (2025) and $48,259 (2024)	383,886	341,164
Note payable $1,000,000 face value, interest at 12% or 24% (if default), matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures March 31, 2026, the September 30, 2025 balance of $2,150,000 was included and presented under convertible notes payable as a result of loan modification (see Note 5)	-	2,200,000
Note payable $11,110,000 face value, interest at 15%, matured October 31, 2024, in default	11,110,000	11,110,000
Note payable $3,300,000 face value, interest at 15%, matured October 31, 2024, in default	3,300,000	3,300,000
Note payable $3,020,000 face value, matured March 31, 2023, in default	1,820,000	1,820,000
Note payable $165,000 face value, interest at 15%, matures August 13, 2026, net of discount of $13,125	151,875	-
Sub-total notes payable, net of discount	18,235,761	20,241,164
Less long-term portion, net of discount	-	-
Current portion of notes payable, net of discount	$18,235,761	$20,241,164

On August 13, 2025, the Company entered into a 15% Secured Promissory Note for $165,000 with a third-party lender and a maturity date of August 13, 2026. The Company received proceeds of $150,000 on August 14, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $15,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the three and nine months ended September 30, 2025, $1,875 was charged to interest expense. As of September 30, 2025, the outstanding principal balance of this note was $165,000 with a carrying value of $151,875, net of unamortized discounts of $13,125 as of September 30, 2025.

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. Through September 30, 2025, the Company has repaid $1,200,000 of the principal of the note. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was 1,820,000. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 75,000,000 shares of common stock at $0.039 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 75,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2025, there was no charge to interest expense, and $63,750 and $191,250, respectively, was charged to interest expense for the three and nine months ended September 30, 2024. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was $3,300,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000, the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 250,000,000 shares of common stock at $0.13 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 250,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2025, there was no charge to interest expense. For the three and nine months ended September 30, 2024, $212,500 and $637,500, respectively, was charged to interest expense. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was $11,110,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000, the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000,000 shares of common stock at $0.15 per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued 50,000,000 warrants at an exercise price of $0.0067 and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. On July 31, 2025, the Company entered into an Exchange Agreement (see Note 5), whereby, the Company agreed that the holder may exchange any part or all of the outstanding principal and interest (the Exchange Amount) at any time and from time to time into the number of common shares equal to the Exchange Amount divided by the lowest trading price from the previous ten (10) trading days, and to extend the maturity date of the note to March 31, 2026. As a result, this note (with all of its outstanding principal and accrued interest as of July 31, 2025) was exchanged into a convertible note. The Company determined the Exchange Agreement represented a substantial modification to the existing debt. Accordingly, the Company extinguished the promissory note dated February 9, 2021, as well as the accrued interest as of July 31, 2025, and recorded two convertible notes, one for the principal amount of $2,200,000 (at an annual interest rate of 15%) and one for the accrued interest of $1,358,229 (with no additional interest in the future). For the three and nine months ended September 30, 2024, $42,500 and $127,500, respectively, was charged to interest expense. As of September 30, 2025, the outstanding principal balance of this note of $2,150,000 was included and presented under convertible notes payable. As of December 31, 2024, the outstanding principal balance of this note was $2,200,000.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 125,000,000 shares of common stock at an exercise price of $0.008, subject to adjustments and expires on the five-year anniversary of the issue date. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was $1,000,000. As of September 30, 2025, and December 31, 2024, the accrued interest is $1,035,452 and $855,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023, and was in default. In conjunction with this settlement, the Company issued a warrant to purchase 60,000,000 shares of common stock at an exercise price of $0.0075, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued 60,000,000 warrants at an exercise price of $0.0019 and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and are being amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and nine months ended September 30, 2025, and 2024, $14,242 and $42,722, respectively, was charged to interest expense. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was $389,423 with a carrying value of $383,886 and $341,164, respectively, net of unamortized discounts of $5,537 and $48,259, respectively, as of September 30, 2025, and December 31, 2024.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 122,950,819 shares of common stock at an exercise price of $0.0061, subject to adjustments and expires on the five-year anniversary of the Issue Date. As of September 30, 2025, and December 31, 2024, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. During the three and nine months ended September 30, 2025, the Holder converted $48,715 and $82,498 of accrued interest into 899,700,800 and 1,331,366,500 shares of common stock at a conversion price of $0.00004 to $0.00008. As of September 30, 2025, and December 31, 2024, the accrued interest is $445,284 and $360,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

EV Insurance Company records premiums received from the issuance of Vehicle Service Contracts (“VSC’s”) as a deferred liability. The Company will analyze the deferred liability to determine if any amounts can be recorded as income with the balance remaining in deferred liabilities for potential future claims. As of September 30, 2025, and December 31, 2024, the Company has recorded $35,320 and $12,610 as deferred liabilities related to VSC’s.

The deferred liability as of September 30, 2025, and December 31, 2024, on the consolidated balance sheets is $525,320 and $502,610, respectively.

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

Management Fees, Sale of Building and Related Party Payables

For the three and nine months ended September 30, 2025, and 2024, the Company recorded expenses to Mr. Conway of $240,000 and $720,000, respectively. During the three and nine months ended September 30, 2025, the Company sold its building to an entity controlled by Mr. Conway. The sale price was $600,000 and the Company received $100,000 in cash and Mr. Conway forgave $500,000 of related party accrued and unpaid management fees owed. The Company recorded a gain on the sale of the building to a related party of $86,250, which is included in the Statement of Operations for the three and nine months ended September 30, 2025 (see Note 4). After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 13). As of September 30, 2025, and December 31, 2024, the Company owes Mr. Conway $40,000 and $60,000 for unpaid management fees, which is included in related party liabilities on the unaudited consolidated balance sheets presented herein.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. The fee for these services was $100,000. Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. The parties agreed to a reduced fee of $48,000 for the years ended December 31, 2024, and 2023, which has been accrued as of September 30, 2025 ($96,000), and December 31, 2024 ($96,000), and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein. As of September 30, 2025, and December 31, 2024, the Company has recorded 637,755 shares of common stock to be issued for the balance owed, in addition to the $48,000.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of September 30, 2025, and December 31, 2024, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 175,000,000 shares of common stock, the royalty percentage was amended to 1.8% (see Note 8). As of September 30, 2025, and December 31, 2024, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein.

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

NOTE 11– STOCKHOLDERS’ EQUITY

Common stock

During the three and nine months ended September 30, 2025, the Company issued an aggregate of 964,363,313 and 2,328,957,493 shares of common stock respectively and received net proceeds of $85,797 and $381,762 after issuance costs of $12,946 and $25,261 respectively.

During the nine months ended September 30, 2025, the Company issued an aggregate of 200,000,000 shares of common stock pursuant to a Service Agreement (including amendments) with a third party and recorded a stock based compensation of $40,000.

During the three and nine months ended September 30, 2025, the Company issued 1,399,700,800 and 1,831,366,500 shares of common stock in payment of convertible notes payable of $50,000 (three and nine months), accrued interest of $48,715 and $82,498 (three and nine months) and fees of $1,500 and 2,250 (three and nine months).

During the three and nine months ended September 30, 2024, the Company issued an aggregate of 53,290,746 and 1,199,808,439 shares of common stock respectively and received net proceeds of $46,771 and $979,048, respectively, after issuance costs of $2,000 and $33,577 respectively.

Increase in Authorized Shares

On June 4, 2024, the Board of Directors (the “BOD’’) of the Company approved to amend the Company’s Articles of Incorporation (the “2024 Amendment”) to increase the authorized capital stock of the Company to 9,000,000,000 shares, of which 8,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the 2024 Amendment with the State of Nevada on July 22, 2024.

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

As of September 30, 2025, and December 31, 2024, the Company has 25,990,000,000 and 8,990,000,000 shares respectively of $0.001 par value common stock authorized and there are 11,446,345,735 and 7,086,021,742 shares respectively of common stock issued and outstanding.

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

Preferred stock

As of September 30, 2025, and December 31, 2024, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of September 30, 2025, and December 31, 2024, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of September 30, 2025, and December 31, 2024, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of September 30, 2025, and December 31, 2024.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of September 30, 2025, and December 31, 2024, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 12 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of September 30, 2025, and December 31, 2024, the accumulative noncontrolling interest is $784,777, respectively.

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

Sale-Leaseback Transaction

In August 2025, the Company sold its building in Warwick, New York to a related party (see Note 4 and Note 9) with the related party obtained full control of the real property and no “continuing involvement” of the Company after the sale. On September 1, 2025, the Company entered into a three-year lease with the same related party to lease back the previously sold building for office space, expiring August 31, 2028. Lease payments of $5,000 begin on September 1, 2026, on a monthly basis. The Company determined that the sale and leaseback transaction qualified as a sale, and the sale and the leaseback were accounted for separately, with the lease being accounted for in accordance with ASC 842. This three-year lease agreement is determined to be an operating lease. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. During the three and nine months ended September 30, 2025, the Company recorded right-of-use assets and lease liabilities of $103,107 for this lease.

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

Right-of-use assets are summarized below:

	September 30, 2025	December 31, 2024
Office and warehouse lease	$805,995	$702,888
Less: Accumulated amortization	(595,769)	(476,196)
Right-of-use assets, net	$210,226	$226,692

Operating lease liabilities are summarized as follows:

	September 30, 2025	December 31, 2024
Lease liability	$218,937	$236,389
Less current portion	(112,130)	(163,727)
Long term portion	$106,807	$72,662

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2025 (remaining period)	$44,418
For the year ending December 31, 2026	94,030
For the year ending December 31, 2027	60,000
For the year ending December 31, 2028	40,000
Total	$238,448
Less: present value discount	(19,511)
Lease liability	$218,937

For the three and nine months ended September 30, 2025, the Company recorded a debit of $1,317 and credit of $986, respectively, to operating lease expense (after netting off the sublease income). The Company recorded a credit of $979 and $1,256 to operating lease expense (after netting off the sublease income) for the three and nine months ended September 30, 2024.

NOTE 14 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the unaudited accompanying consolidated financial statements for the three and nine months ended September 30, 2025, and 2024. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, and 2024 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$3,573
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	3,573
Operating expenses	-	-	-	-
Interest expense	-	-	-	-
Income from discontinued operations	$-	$-	$-	$3,573

There are no assets as of September 30, 2025, and December 31, 2024, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of September 30, 2025, and December 31, 2024. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at September 30, 2025, and December 31, 2024:

Current liabilities

	September 30, 2025	December 31, 2024
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Total current liabilities of discontinued operations	$1,034,811	$1,034,811

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of September 30, 2025, and December 31, 2024.

As of September 30, 2025, the Company has approximately $33,941,000 net operating loss carryforwards available to reduce future taxable income. As of September 30, 2025, and December 31, 2024, the Company has no material unrecognized tax benefits which would favourably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2025, and 2024, and no provision for interest and penalties is deemed necessary as of September 30, 2025, and December 31, 2024.

NOTE 16 – SUBSEQUENT EVENTS

On October 2, 2025, the holder of the February 9, 2021 note converted $50,000 of the note into 500,000,000 shares of common stock.

On October 14, 2025, the Holder of the promissory note dated August 24, 2020, converted $23,095 of accrued interest into 596,122,600 shares of common stock at a conversion price of $0.00004.

On October 27, 2025, the Company sold GHS 151,857,500 shares of common stock for proceeds of $10,406 net of offering costs.

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceedings which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2025, and 2024.

Results of Operations for the three and nine months ended September 30, 2025, and 2024:

Revenue

For the three and nine months ended September 30, 2025, the Company generated revenue of $142,840 and $248,828 compared to $74,286 and $1,267,980 for the three and nine months ended September 30, 2024. Revenues from Ozop Energy Systems, Inc. (“OES”) and Automated Room Controls, Inc (“ARC”) are classified as sourced and distributed products. Revenues from Ozop Engineering and Design (“OED”) are classified as design and installation. Sales are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sourced and distributed products	$75,986	$51,104	$98,464	$1,005,878
Design and installation	66,854	23,182	150,364	262,102
Total	$142,840	$74,286	$248,828	$1,267,980

Sales for OES (included in sourced and distributed products) for the nine months ended September 30, 2024, included $728,640, pursuant to the YHS Settlement. Excluding this, sales of sourced and distributed products were significantly lower for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand, and our decision to not currently place additional orders for solar products. Sales of sourced and distributed products for the three and nine months ended September 30, 2025, also includes $75,986 and $86,368 of revenues from ARC. Design and installation revenues increased for three months ended September 30, 2025, compared to the three months ended September 30, 2024, as a result of new customers, and decreased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as the nine months ended September 30, 2024, included $162,000 for a one-time large installation job.

Cost of sales and Gross profit

For the three and nine months ended September 30, 2025, the Company recognized $91,575 and $170,211, respectively, of cost of sales, compared to $50,863 and $989,955, respectively, for the three and nine months ended September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sourced and distributed products	$51,194	$43,440	$70,223	$916,627
Design and installation	40,381	7,423	99,988	73,328
Total	$91,575	$50,863	$170,211	$989,955

The Company recognized a gross margin on solar products (OES) of -0- and 11.8% for the three and nine months ended September 30, 2025, compared to 15% and 8.9% for the three and nine months ended September 30, 2024. ARC products had a gross margin of 32.6% and 31.1%, respectively, for the three and nine months ended September 30, 2025.

Design and installation cost of sales is comprised of OED’s labor costs for each job. The Company recognized a gross margin on design and installation of 39.6% and 33.5% for the three and nine months ended September 30, 2025, compared to 68% and 72% for the three and nine months ended September 30, 2024. The decrease in gross margin percentage is primarily a result of a new customer in the current three and nine month periods who compensates the Company based on hourly rate for actual hours worked as compared to a higher daily rate the Company received from other customers on the prior year periods.

Operating expenses

Total operating expenses for the three and nine months ended September 30, 2025, were $635,840 and $2,419,484, respectively, compared to $963,460 and $2,740,395, respectively, for the three and nine months ended September 30, 2024. The operating expenses were comprised of:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Management fees, related parties	$240,000	$240,000	$720,000	$720,000
Salaries, taxes, and benefits	63,505	220,094	439,009	618,271
Stock compensation consultants	-	-	40,000	-
Travel expenses	2,431	13,950	36,688	77,307
Professional and consulting fees	170,125	219,144	627,400	596,381
Advertising and marketing	5,787	6,805	31,155	35,354
Rent and office expenses	20,545	18,969	46,750	131,395
Research and development costs	-	87,778	44,872	115,262
Insurance	46,828	43,536	158,845	151,526
General and administrative, other	86,619	113,184	274,765	294,899
Total operating expenses	$635,840	$963,460	$2,419,484	$2,740,395

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

Salaries, taxes, and benefits decreased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. As of September 30, 2025, Ozop Energy Systems had 1 employee with an annual salary of $78,000 and focused on general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. OED has two part-time employees paid on an hourly basis. OED has allocated $40,381 and $99,988 of salaries to cost of sales for the three and nine months ended September 30, 2025, and $7,423 and $73,328 of salaries to cost of sales for the three and nine months ended September 30, 2024. ARC is currently being managed by the Company’s CEO and financial consultant. Ozop Capital Partners had one employee with annual compensation of $125,000 (terminated in July 2024), and hired a new employee on September 3, 2024, with an annual salary of $144,000. The Company allocates salaries and related expenses to the appropriate subsidiary for where their services are being performed. The expenses per subsidiary included in operating expenses for the three and nine months ended September 30, 2025, and 2024, are as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Ozop Energy Systems	$22,606	$51,787	$111,627	$162,325
Ozop Engineering and Design	2,662	81,679	70,977	301,326
Automated Room Controls	6,198	58,917	157,760	58,917
Ozop Capital Partners/EV Insurance Company	32,039	27,711	98,645	95,703
Total	$63,505	$220,094	$439,009	$618,271

Travel expenses decreased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, as the Company had lower travel expenses related to Systems and OED.

Professional and consulting fees decreased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company received $125,000 pursuant to the YHS settlement, that was credited to legal fees for the nine months ended September 30, 2024.

Rent and office expense (including storage, supplies, utilities, and internet costs) increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, because of the Company selling their building and entering into a new lease agreement effective September 1, 2025. Rent and office expense decreased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, because of $71,208 expenses incurred by OES for storage fees in the nine months ended September 30, 2024 (no such storage fees in the nine months ended September 30, 2025).

Research and development costs decreased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, due to the development and testing of the ARC products in 2024.

Other (Income) Expenses

Other expense, net, for the three and nine months ended September 30, 2025, was $1,211,600 and $3,218,477, respectively, compared to $1,153,046 and $2,349,872, respectively, for the three and nine months ended September 30, 2024, and were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$1,138,538	$1,056,866	$2,627,912	$3,170,633
Loss (gain) on change in fair value of derivatives	159,312	96,180	676,815	(549,401)
Gain on sale of building to a related party	(86,250)	-	(86,250)	-
Gain on litigation settlement	-	-	-	(271,360)
Total other (income) expense, net	$1,211,600	$1,153,046	$3,218,477	$2,349,872

The increase in interest expense for the three months ended September 30, 2025, was as a result of new amortization related to the debt discount for the convertible notes issued in the Exchange Agreement, partially offset by certain note discounts that were completed in 2024. The decrease in interest expense for the nine months ended September 30, 2025, is primarily a result of the amortization period of certain note discounts that were completed in 2024. For the three and nine months ended September 30, 2025, the Company recognized a loss of $159,312 and $676,815, respectively, on the change in the fair value of derivatives compared to a loss of $96,180 and a gain of $549,401, respectively, for the three and nine months ended September 30, 2024. Additionally for the three and nine months ended September 30, 2025, the Company recognized a gain of $86,250 for the sale of a building to a related party and a gain of $271,360 for the nine months ended September 30, 2024, on the settlement with YHS.

Net loss

Net loss attributable to the Company for the three and nine months ended September 30, 2025, was $1,796,175 and $5,559,344, respectively, compared to $2,093,083 and $4,808,669, respectively, for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $230,427,985 and a working capital deficit of $36,273,834. As of September 30, 2025, the Company was in default of $17,725,000 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the nine months ended September 30, 2025, we primarily funded our business operations with the existing cash on hand as of January 1, 2025, cash received from collection of accounts receivable, $573,000 from the issuances of convertible notes payable, $381,762 received from sales of common stock, $100,000 received in the sale of building to a related party, and $150,000 from the issuance of a note payable.

As of September 30, 2025, we had cash of $341,164 as compared to $797,139 as of December 31, 2024. As of September 30, 2025, we had current liabilities of $36,844,296, compared to current assets of $570,462, which resulted in a working capital deficit of $36,273,834. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable, and liabilities of discontinued operations.

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $1,657,247 compared to $1,059,327 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, our net cash used in operating activities was primarily attributable to the net loss of $5,559,344, the gain on the sale of building to a related party of $86,250, adjusted by the loss on the change in fair value of derivatives of $676,815, interest expense of $340,522, stock based compensation of $40,000, and amortization and depreciation of $156,685. Net changes of $2,774,325 in operating assets and liabilities reduced the cash used in operating activities.

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

Investing Activities

For the nine months ended September 30, 2025, the net cash provided by investing activities was $96,510, resulting from the sale of the building to a related party, less the purchase of office and computer equipment. For the nine months ended September 30, 2024, the net cash used in investing activities was $11,114 primarily due to purchase of office and computer equipment.

Financing Activities

For the nine months ended September 30, 2025, the net cash provided by financing activities was $1,104,762 of which $573,000 was net proceeds received from issuance of convertible notes, $381,762 from the sales of common stock to GHS, net of issuance costs, and $150,000 from the issuance of a note payable. For the nine months ended September 30, 2024, the net cash provided by financing activities was $979,048, net of issuance costs, from the sales of common stock to GHS.

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

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 15, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three and nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2025, the Company issued 355,675,100 shares of common stock in payment of accrued interest of $27,704 and fees of $750.

On August 20, 2025, the Company issued 500,000,000 shares of common stock in a partial payment of $50,000 of a convertible note payable.

On September 9, 2025, the Company issued 544,025,700 shares of common stock in payment of accrued interest of $21,011 and fees of $750.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended September 30, 2025, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2025

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

