Form 10-K
period 2025-12-31
OZOP ENERGY SOLUTIONS, INC.
filed 2026-05-14
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2025, was $2,724,684 (computed using the closing price of the common stock on June 30, 2025, as reported by the OTC Markets on a post reverse split basis).

As of May 14, 2026, 4,484,160 shares of common stock of the registrant were outstanding.

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

On March 4, 2025, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “March 2025 Amendment”) to increase the authorized capital stock of the Company to 16,000,000,000 shares, of which 15,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the March 2025 Amendment with the State of Nevada on April 10, 2025.

On May 21, 2025, the Board of Directors of the Company approved to amend the Company’s Articles of Incorporation (the “May 2025 Amendment”) to increase the authorized capital stock of the Company to 26,000,000,000 shares, of which 25,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the May 2025 Amendment with the State of Nevada on July 1, 2025.

Corporate Matters

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. On July 10, 2020, pursuant to the SPA with PCTI, the Company issued 47,500 shares of Series C preferred Stock to Chis. On July 13, 2021, the Company purchased 47,500 shares of the Company’s Series C Preferred Stock held by Chis (see below). As of December 31, 2025, and 2024, there were 2,500 shares, respectively, of Series C Preferred Stock issued and outstanding, all owned by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2025, and 2024, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and warrants to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2025. Mr. Conway owns 1,333 shares of Series D Preferred Stock as of December 31, 2025, and 2024.

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of December 31, 2025, and 2024, there were -0- shares, respectively, of Series E Preferred Stock issued and outstanding.

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”). Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2024, the Company sold GHS 29,304 post reverse split (146,517,693 prior to the reverse split) shares of common stock for proceeds of $172,117 net of offering costs.

On January 26, 2024, the Company receive a Notice of Effectiveness for the sale of up to 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock and received $760,160, net of offering costs.

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to 400,000 post reverse split (2,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2025, the Company sold to GHS 272,919 post reverse split (1,364,594,180 prior to the reverse split) shares of common stock respectively for proceeds of $295,965 net of offering costs. During the year ended December 31, 2024, the Company sold to GHS 91,598 post reverse split (457,990,649 prior to the reverse split) shares of common stock and received $280,094, net of offering costs.

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 (the “Commitment Amount”) of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put iso GHS. No put will be made in an amount equaling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. The Company also agreed to issue to the investor as an equity incentive shares (the “Commitment Shares”) equal to one quarter of one percent (0.25%) of the Commitment Amount, priced at a fixed price equaling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements. This equates to $25,000, and as of the filing date of this quarterly report the shares have not been issued. On May 7, 2025, the Company receive a Notice of Effectiveness for the sale of up to 800,000 post reverse split (4,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement. For the year ended December 31, 2025, the Company sold GHS 223,244 post reverse split (1,116,220,813 prior to the reverse split) shares of common stock for proceeds of $96,203, net of offering costs. Subsequent to December 31, 2025, the Company sold GHS 439,796 post reverse split shares of common stock for proceeds of $47,068 net of offering costs and $5,000 of note payables paid.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2025, and 2024.

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

Employees

As of the date of this filing, the Company employs 1 full time and 3 part-time employees. Ozop also has contracts with various independent contractors and consultants to fulfil additional needs, including accounting, investor relations, business development, permitting, and other corporate functions, and may increase staff further as we expand activities and bring new projects online.

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

Cybersecurity Risks

As of May 14, 2026, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition, or are reasonably likely to have such a material effect. However, like all organizations, we face potential risks from cybersecurity threats which could materially affect our operations or financial condition if they were to occur.

Areas for potential improvement in our cybersecurity posture include upgrading our WiFi access points and implementing a cloud backup solution to complement our current on-site backup strategy.

ITEM 2. PROPERTIES.

On January 2, 2021, the Company entered into a ten (10) year lease for a 6-bay garage storage facility of approximately 2,500 square feet. Pursuant to the lease the Company agreed to issue 20,000 post reverse split (100,000,000 prior to the reverse split) shares of restricted common stock. The shares were certificated on March 8, 2021, with an effective date of January 2, 2021. The Company valued the shares at $31.50 post reverse split ($0.0063 prior to the reverse split) per share (the market value of the common stock on the date of the agreement) and had initially recorded $630,000 as a prepaid expense. On September 6, 2022, the Company was assigned the title to a property located at 55 Ronald Reagan Blvd, Warwick, NY 10990, in exchange for the 20,000 post reverse split (100,000,000 prior to the reverse split) shares of common stock that were issued to the building owner in January 2021. The Company also entered into a free one-year Maintenance Agreement. The Company allocated $30,000 of the prepaid expense to the Maintenance Agreement and amortized the $30,000 over the one-year term. The Deed was recorded in the name of the Company on October 4, 2022. The Company reclassed the remaining $600,000 as a fixed asset and credited prepaid expense.

During the year ended December 31, 2025, the Company sold its building to an entity controlled by the Company’s CEO. The sale price was $600,000 and the Company received $100,000 in cash and the buyer forgave $500,000 of related party accrued and unpaid management fees owed to the CEO (see Note 8). The Company recorded a gain on the sale of the building to a related party of $86,250, which is included in the Statement of Operations for the year ended December 31, 2025. After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 12).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on May 8, 2017, and currently trades on the OTC Pink Market under the symbol “OZSC.” The closing price of our common stock on May 11, 2026, was $0.2995.

Holders

As of December 31, 2025, the Company had 2,665,555 post reverse split (13,327,772,365 prior to the reverse split) shares of our common stock issued and outstanding held by 75 holders of record.

Recent Sales of Securities

The following are all shares issued during the quarter ended December 31, 2025:

On October 2, 2025, the Company issued 100,000 post reverse split (500,000,000 prior to the reverse split) shares to Growth Ventures at $0.50 post reverse split ($0.0001 prior to the reverse split) per share in payment of principal on a convertible note payable of $50,000.

On October 14, 2025, the Company issued 119,225 post reverse split (596,122,600 prior to the reverse split) shares to Auctus at $0.20 post reverse split ($0.00004 prior to the reverse split) per share in payment of accrued interest on a promissory note of $23,095 and fees of $750.

On October 27, 2025, the Company sold 30,372 post reverse split (151,857,500 prior to the reverse split) shares to GHS at $0.40 post reverse split ($0.00008 prior to the reverse split) per share and received net proceeds of $10,406, after deducting transaction and broker fees of $1,743.

On December 2, 2025, the Company issued 126,689 post reverse split (633,446,800 prior to the reverse split) shares to Auctus at $0.20 post reverse split ($0.00004 prior to the reverse split) per share in payment of accrued interest on a promissory note of $24,588 and fees of $750.

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceedings which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2025, and 2024.

Results of Operations for the years ended December 31, 2025, and 2024:

Revenue

For the year ended December 31, 2025, the Company generated revenue of $307,421 compared to $1,342,653 for the year ended December 31, 2024. Revenues from Ozop Energy Systems, Inc. (“OES”) and Automated Room Controls, Inc. (“ARC”) are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) revenues are classified as design and installation. Sales are summarized as follows:

	Year ended December 31,
	2025	2024
Sourced and distributed products	$105,709	$1,042,022
Design and installation	201,712	300,631
Total	$307,421	$1,342,653

Sales of sourced and distributed products for the year ended December 31, 2024, included $728,640, pursuant to the YHS Settlement. Excluding this, sales of sourced and distributed products (solar product) were significantly lower for the year ended December 31, 2025, compared to December 31, 2024. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand. and our decision to not currently place additional orders for solar products. Sales of sourced and distributed products for the year ending December 31, 2025, also includes $93,613 of revenues from ARC, which started to generate revenue during 2025. Design and installation revenues decreased for the year ended December 31, 2025, compared to December 31, 2024, as the prior year included $162,000 for a one-time large installation job.

Cost of sales and gross margin

For the years ended December 31, 2025, and 2024, the Company recognized $220,765 and $1,187,180, respectively, of cost of sales.

	Year ended December 31,
	2025	2024
Sourced and distributed products	$80,454	$945,931
Design and installation	140,311	107,224
Inventory write down	-	134,025
	$220,765	$1,187,180

During the year ended December 31, 2024, the Company reviewed its inventory valuation to determine if the historical cost of its solar panels was less than their net realizable value. Management also considers, if applicable, other factors, including known trends, market conditions, and other such issues. Based on current market conditions related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $134,025 (the “Inventory Adjustment”) to the historical cost of inventory purchased. Design and installation cost of sales is comprised of OED’s labor costs for each job.

	Year ended December 31,
	2025	2024
Gross margin	28.2%	11.6%

The increase in gross margin percentage is primarily related to the Inventory Adjustment of $134,025 during the year ended December 31, 2024, causing a lower gross margin that year. The Company recognized a gross margin on solar products (OES) of 11.8% for the year ended December 31, 2025, compared to (3.6%) for the year ended December 31, 2024. The gross margin on design and installation of 30.4% for the year ended December 31, 2025, compared to 64.3% for the year ended December 31, 2024, a result of a customer agreement effective October 1, 2024, who compensates the Company based on hourly rate for actual hours worked as compared to a higher daily rate the Company received from other customers during the year ended December 31, 2024. ARC products had a gross margin of 25.5% for the year ended December 31, 2025.

Operating expenses

Total operating expenses for the years ended December 31, 2025, and 2024, were $3,058,483 and $3,619,155, respectively. The operating expenses were comprised of:

	Year ended December 31,
	2025	2024
Management fees, related parties	$960,000	$960,000
Travel expenses	39,806	95,784
Stock compensation expense	40,000	-
Salaries, taxes, and benefits	500,505	839,027
Professional and consulting fees	844,500	770,982
Advertising and marketing	68,194	106,705
Rent and office expenses	73,135	151,940
Research and development costs	46,832	183,897
Building repairs and maintenance	58,207	53,318
Insurance	193,524	202,668
General and administrative, Other	233,780	254,834
Total	$3,058,483	$3,619,155

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

Travel expenses decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, as the Company had lower travel expenses related to Systems and OED as a result of decreased sales.

Stock based compensation of $40,000 during the year ended December 31, 2025, related to the Company issuing an aggregate of 40,000 post reverse split (200,000,000 prior to the reverse split) shares of common stock pursuant to a Service Agreement (including amendments) with a third party.

Salaries, taxes, and benefits decreased for the year ended December 31, 2025, compared to December 31, 2024. Ozop Energy Systems (“OES”) currently has 1 employee with an aggregate annual salary of $72,000 and focused on general and administrative functions. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. Effective July 1, 2025, OED has two part-time employees paid on an hourly basis for hours spent on travel to and from a job and hours spent on the job. Effective October 1, 2025, the hourly compensation of $40,323 was expensed to cost of sales. Prior to October 1, 2025, OED had full time employees and allocated $99,988 and $85,878 of salaries to cost of sales for the years ended December 31, 2025, and 2024, respectively.ARC is being managed by our financial consultant, our OES employee, and the Company’s CEO. During 2024, Ozop Capital Partners had one employee with annual compensation of $125,000 (terminated in July 2024), and hired a new employee on September 3, 2024, with an annual salary of $144,000. The Company allocates salaries and related expenses to the appropriate subsidiary for where their services are being performed. The expenses per subsidiary, included in operating expenses for the years ended December 31, 2025, and 2024, are as follows:

	Year ended December 31,
	2025	2024
Ozop Energy Systems	$134,234	$217,226
Ozop Engineering and Design	70,832	354,100
Ozop Capital Partners/EV Insurance Company	137,679	125,530
Automated Room Controls	157,760	142,171
Total	$500,505	$839,027

Professional and consulting fees increased for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is due to the Company received $125,000 pursuant to the YHS settlement, that was credited to legal fees for the year ended December 31, 2024.

Advertising and marketing expenses decreased for the year ended December 31, 2025, compared to December 31, 2024, as result of the Company attending less trade shows in the current year compared to the prior year.

Research and development costs decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to the development and testing of the ARC products substantially occurred during the year ending December 31, 2024.

Insurance expenses decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was the result of the Company not renewing the credit insurance policy for OES, which terminated April 30, 2024. The Company estimates that the monthly insurance expense to be approximately $15,000 per month.

Rent and office expense (including storage, supplies, utilities, and internet costs) decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, because of $71,208 expenses incurred by OES for storage fees in the year ended December 31, 2024, (no such storage fees in the year ended December 31, 2025). During the year ended December 31, 2025, the Company sold their building and entered into a new lease agreement effective September 1, 2025.

General and administrative expense other, decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024. There were decreases in depreciation ($28,182), meals and entertainment ($16,891), investor relation expenses ($4,861) and other net decreases ($1,218), which were substantially offset by increases in merchant, credit card and bank fees $11,519, transfer agent and filing fees $15,562, freight expenses $3,017.

Other (Income) Expenses

Other expense, net for the year ended December 31, 2025, was $5,740,716 compared to $2,738,052 for the year ended December 31, 2024, and were as follows.

	Year ended December 31,
	2025	2024
Interest expense	$4,205,938	$4,014,997
Loss (gain) on change in fair value of derivatives	1,621,028	(1,005,585)
Gain on sale of building to a related party	(86,250)	-
Gain on litigation settlement	-	(271,360)
Total other expense, net	$5,740,716	$2,738,052

The increase in interest expense for the year ended December 31, 2025, is primarily a result of new amortization related to the initial debt discounts for new convertible notes and new promissory notes issued, including the Exchange Agreement, partially offset by the amortization period of certain note discounts that were completed during the year ended December 31, 2024. For the year ended December 31, 2025, the Company recognized a loss on the change in the fair value of derivatives. For the year ended December 31, 2024, the Company recognized gains on the change in the fair value of derivatives. For the years ended December 31, 2025, and 2024, the Company recognized a gain of $86,250 for the sale of a building to a related party and a gain of $271,360 on the settlement with YHS, respectively.

Net loss

Net loss attributable to the Company for the year ended December 31, 2025, was $8,712,543 compared to $6,198,161, for the year ended December 31, 2024.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $233,581,184 and a working capital deficit of $39,740,819. As of December 31, 2025, the Company was in default of $18,714,423 plus accrued interest on debt instruments due to non-payment upon maturity dates. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the year ended December 31, 2025, we primarily funded our business operations with the existing cash on hand as of January 1, 2025, cash received from collection of accounts receivable, $573,000 from the issuances of convertible notes payable, $392,168 received from sales of common stock, $100,000 received in the sale of building to a related party, and $350,000 from the issuances of promissory notes payable.

As of December 31, 2025, we had cash of $266,431 as compared to $797,139 as of December 31, 2024. As of December 31, 2025, we had current liabilities of $40,178,567, compared to current assets of $437,748, which resulted in a working capital deficit of $39,740,819. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable, and liabilities of discontinued operations.

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $1,792,386 compared to $1,850,146 for the year ended December 31, 2024.

For the year ended December 31, 2025, our net cash used in operating activities was primarily attributable to the net loss of $8,712,543, the gain on the sale of building to a related party of $86,250, adjusted by the loss on the change in fair value of derivatives of $1,621,028, non-cash interest expense of $1,166,614, stock based compensation of $40,000, and amortization and depreciation of $208,553. Net changes of $3,970,212 in operating assets and liabilities reduced the cash used in operating activities.

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

Investing Activities

For the year ended December 31, 2025, the net cash used in investing activities was $53,490, resulting from the sale of the building to a related party of $100,000, less a loan to related party of $150,000, and the purchase of office and computer equipment of $3,490. For the year ended December 31, 2024, the net cash used in investing activities was $11,114 primarily due to purchase of office and computer equipment.

Financing Activities

For the year ended December 31, 2025, the net cash provided by financing activities was $1,315,168 of which $573,000 was net proceeds received from issuance of convertible notes, $392,168 from the sales of common stock to GHS, net of issuance costs, and $350,000 from the issuances of promissory notes payable. For the year ended December 31, 2024, the net cash provided by financing activities was $1,212,370, from the sales of common stock to GHS, net of issuance costs.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of its consolidated financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more details in Note 3 to our financial statements appearing elsewhere in this Annual Report on Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. The SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management believes that given current facts and circumstances, there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies and estimates, except for following.

Convertible Instruments and Derivatives

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. If the instrument contains embedded conversion features or other terms that require bifurcation under ASC 815, these features are separated from the host contract and recorded as derivative liabilities at fair value. Derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Under this guidance, the Company evaluates whether an embedded feature within a financial instrument is required to be accounted for separately as a derivative. Embedded derivatives that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that are not eligible for the scope exceptions under ASC 815, are bifurcated from the host instrument and accounted for as separate derivative financial instruments. These derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value, with changes in fair value recognized in the consolidated statements of operations in the period in which they occur.

The Company uses the Monte Carlo simulation valuation method to estimate the fair value of (i) the embedded conversion feature that is required to be bifurcated from the debt host contract and (ii) warrants under certain circumstances (collectively, the derivative financial instruments). The Monte Carlo simulation valuation method requires the input or use of highly subjective assumptions, including the expected volatility of the Company’s common stock, which management estimates based on implied and/or historical volatility over a comparable period. Changes in this subjective input assumption could materially affect the fair value estimate of the derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2025, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2025, as described below.

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

Name	Age	Position	Beginning
Brian Conway	55	Chief Executive Officer and Interim Chief Financial Officer	February 28, 2020

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. The Company does not believe that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2025.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2025 and 2024:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years 2025, and 2024;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2025, and 2024, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2025. Compensation information is shown for the fiscal years ended December 31, 2025, and 2024:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Brian P Conway (1)	2025	$960,000	$-	$-	$-	$-	$960,000
	2024	$960,000	$-	$-	$-	$-	$960,000

(1) On February 28, 2020, Mr. Conway was appointed as the Company’s Chief Executive Officer.

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation on Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation on Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Total Shareholder Return	Total Shareholder Return of Peer Group	Net Income (Loss)
2025	$960,000	$960,000	$-	$-	-89.0%	N/A	$(8,712,543)
2024	$960,000	$960,000	$-	$-	-47.1%	N/A	$(6,198,161)
2023	$960,000	$960,000	$-	$-	-66.0%	N/A	$(7,369,681)

2025 OPTION GRANTS

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2025, or December 31, 2024.

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR-END

There were no outstanding equity awards for the years ended December 31, 2025, and 2024.

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

Effective January 1, 2022, the Company entered into an employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway received a $250,000 contract renewal bonus and receives annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Currently, the subsidiaries of Ozop Capital, OES and OED, each compensates Mr. Conway $20,000 per month.

Other than the foregoing, currently, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development, and we will make appropriate additional disclosures as they are further developed and formalized.

DIRECTOR COMPENSATION

Director Compensation Policies

We have not compensated our directors for their service on our Board from our inception through December 31, 2025. There are no arrangements currently in place pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of May 14, 2026, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of May 14, 2026, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Brian P Conway, CEO and Director (2)	Common Stock	1,961,943	30.4%
	Series C Preferred Stock	2,500	100.0%
	Series D Preferred Stock	1,333	99.9%

(1) Percentages are based on 4,484,160 post reverse split shares of the Company’s common stock, 2,500 shares of Series C Preferred Stock and 1,334 shares of Series D Preferred stock issued and outstanding as of May 14, 2026. The voting rights associated with the Series C Preferred Stock in the aggregate are equal to 67% of the total vote. Series C Preferred Stock has no conversion rights. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock multiplied by the number of Series D shares being converted. Series D Preferred Stock has no voting rights.

(2) Includes 1,333 shares of Series D Preferred Stock convertible into 1,961,943 post reverse split shares of common stock.

Item 13. Certain Relationships and Related Transactions

For the years ended December 31, 2025, and 2024, the Company recorded expenses to its officers of $960,000 respectively. As of December 31, 2025, the Company owes Mr. Conway $281,600 for unpaid management fees.

During the year ended December 31, 2025, the Company sold its building to an entity controlled by Mr. Conway. The sale price was $600,000 and the Company received $100,000 in cash and Mr. Conway forgave $500,000 of related party accrued and unpaid management fees owed. The Company recorded a gain on the sale of the building to a related party of $86,250, which is included in the Statement of Operations for the year ended December 31, 2025 (see Note 4). After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 12).

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs, LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2025, and 2024.

	2025	2024
Audit Fees(1)	$142,000	$138,500
Total Fees	$142,000	$138,500

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

		The financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-35.

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

Ozop Energy Solutions, Inc.

By:	/s/ Brian P. Conway
Brian P. Conway
Chief Executive Officer

Date:	May 14, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian P. Conway	Chairman and Chief Executive Officer (principal executive officer)	May 14, 2026
Brian P. Conway

OZOP ENERGY SOLUTIONS, INC.

COSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ozop Energy Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ozop Energy Solutions, Inc. (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, as of December 31, 2025, the Company had an accumulated deficit of $233,581,184 and a working capital deficit of $39,740,819. As of December 31, 2025, the Company was in default of $18,714,423 plus accrued interest on debt instruments due to non-payment upon maturity dates or failure to comply with the loan’s contractual payment terms. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

May 14, 2026

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$266,431	$797,139
Prepaid expenses	32,058	64,851
Accounts receivable	21,579	80,003
Inventory	117,680	10,673
Total Current Assets	437,748	952,666

Operating lease right-of-use asset, net	161,677	226,692
Note receivable, related party	150,000	-
Property and equipment, net	10,709	561,399
Other assets	13,408	13,408
TOTAL ASSETS	$773,542	$1,754,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$12,854,975	$10,947,676
Related party liabilities	281,600	60,000
Convertible notes payable, net of discounts	2,748,505	25,000
Current portion of notes payable, net of discounts	18,448,173	20,241,164
Derivative liabilities	4,193,434	210,493
Operating lease liability, current portion	84,644	163,727
Deferred liability	532,425	502,610
Liabilities of discontinued operations	1,034,811	1,034,811
Total Current Liabilities	40,178,567	33,185,481

Long Term Liabilities
Operating lease liability, net of current portion	93,728	72,662
TOTAL LIABILITIES	40,272,295	33,258,143

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- shares issued and outstanding, par value $0.001)	-	-
Common stock (25,990,000,000 shares authorized, par value $0.001; 2,665,555 and 1,417,204 shares issued and outstanding as of December 31, 2025 and 2024, respectively)*	2,665	1,417
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 128 shares*	-	-
Additional paid in capital *	206,114,473	205,397,953
Accumulated deficit	(233,581,184)	(224,868,641)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(38,713,976)	(30,719,201)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(39,498,753)	(31,503,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$773,542	$1,754,165

*	Retroactively restated for five thousand-for-one share consolidation on January 21, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Revenue	$307,421	$1,342,653
Cost of revenue	220,765	1,187,180
Gross profit	86,656	155,473

Operating expenses:
General and administrative, related parties	960,000	960,000
General and administrative, other	2,098,483	2,659,155
Total operating expenses	3,058,483	3,619,155

Loss from continuing operations	(2,971,827)	(3,463,682)

Other (income) expenses:
Interest expense	4,205,938	4,014,997
Loss (gain) on change in fair value of derivatives	1,621,028	(1,005,585)
Gain on litigation settlement	-	(271,360)
Gain on sale of building to a related party	(86,250)	-
Total Other Expenses	5,740,716	2,738,052

Loss from continuing operations before income taxes	(8,712,543)	(6,201,734)
Income tax provision	-	-
Net loss from continuing operations	(8,712,543)	(6,201,734)
Discontinued Operations:
Income from discontinued operations, net of tax	-	3,573
Net loss	$(8,712,543)	$(6,198,161)

Loss from continuing operations per share of common stock basic and fully diluted*	$(4.44)	$(4.89)
Income from discontinued operations per share of common stock basic and fully diluted*	$0.00	$0.00
Loss per share basic and fully diluted*	$(4.44)	$(4.88)

Weighted average shares outstanding basic and diluted*	1,960,377	1,269,152

*	Retroactively restated for five thousand-for-one share consolidation on January 21, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares*	Amount*	Shares	Amount	Shares	Amount	Shares*	Amount*	Stock	Capital*	Deficit	Interest	(Deficit)
Balances January 1, 2025	128	$-	2,500	$3	1,334	$1	1,417,204	$1,417	$(11,249,934)	$205,397,953	$(224,868,641)	$(784,777)	$(31,503,978)

Issuance of shares of common stock sold, net of issuance costs of $27,005	-	-	-	-	-	-	496,163	496	-	391,672	-	-	392,168

Issuance of common stock for services	-	-	-	-	-	-	40,000	40	-	39,960	-	-	40,000

Issuance of common stock for accrued interest and fees	-	-	-	-	-	-	512,188	512	-	131,169	-	-	131,681

Issuance of common stock for conversion of convertible notes	-	-	-	-	-	-	200,000	200	-	153,719	-	-	153,919

Net loss	-	-	-	-	-	-	-	-	-	-	(8,712,543)	-	(8,712,543)
Balances December 31, 2025	128	$-	2,500	$3	1,334	$1	2,665,555	$2,665	$(11,249,934)	$206,114,473	$(233,581,184)	$(784,777)	$(39,498,753)

*	Retroactively restated for five thousand-for-one share consolidation on January 21, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares*	Amount*	Shares	Amount	Shares	Amount	Shares*	Amount*	Stock	Capital*	Deficit	Interest	(Deficit)
Balances January 1, 2024	128	$-	2,500	$3	1,334	$1	1,096,303	$1,096	$(11,249,934)	$204,185,904	$(218,670,480)	$(784,777)	$(26,518,187)

Issuance of shares of common stock sold, net of issuance costs of $43,569	-	-	-	-	-	-	320,901	321	-	1,212,049	-	-	1,212,370

Net loss	-	-	-	-	-	-	-	-	-	-	(6,198,161)	-	(6,198,161)
Balances December 31, 2024	128	$-	2,500	$3	1,334	$1	1,417,204	$1,417	$(11,249,934)	$205,397,953	$(224,868,641)	$(784,777)	$(31,503,978)

*	Retroactively restated for five thousand-for-one share consolidation on January 21, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(8,712,543)	$(6,201,734)
Net income from discontinued operations	-	3,573
Net loss	(8,712,543)	(6,198,161)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	1,166,614	1,119,461
Amortization and depreciation	208,553	214,372
Loss (gain) on fair value change of derivatives	1,621,028	(1,005,585)
Inventory write down	-	134,025
Gain on sale of building to a related party	(86,250)	-
Stock compensation expense	40,000	-
Changes in operating assets and liabilities:
Accounts receivable	58,424	88,767
Inventory	(107,007)	945,281
Prepaid expenses	32,792	10,251
Accounts payable and accrued expenses	3,395,713	2,920,894
Related party liabilities	721,600	60,000
Deferred revenue	29,815	12,115
Operating lease liabilities	(161,125)	(147,993)
Net cash used in continuing operations	(1,792,386)	(1,846,573)
Net cash used in discontinued operations	-	(3,573)
Net cash used in operating activities	(1,792,386)	(1,850,146)

Cash flows from investing activities:
Purchase of office and computer equipment	(3,490)	(11,114)
Loan to a related party in exchange for a promissory note receivable	(150,000)	-
Proceeds from sale of building to a related party	100,000	-
Net cash used in investing activities	(53,490)	(11,114)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	392,168	1,212,370
Proceeds from issuances of convertible notes payable, net	573,000	-
Proceeds from issuances of promissory notes payable, net	350,000	-
Net cash provided by financing activities	1,315,168	1,212,370

Net decrease in cash	(530,708)	(648,890)

Cash, Beginning of year	797,139	1,446,029

Cash, End of year	$266,431	$797,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Right-of-use assets obtained in exchange for operating lease obligations	$103,107	$-
Forgiveness of related party liabilities for sale of building to a related party	$500,000	$-
Common stock issued for convertible note payable	$153,919	$-
Common stock issued for accrued interest	$131,681	$-
Convertible note in exchange for promissory note and accrued interest	$3,558,229	$-
Debt discount related to derivative liability	$2,415,831	$-

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

Reverse Stock Split

On January 16, 2026, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Nevada Secretary of State to effect a reverse stock split at a 1-for-5,000 ratio. On January 21, 2026 (the “Effective Time”), every 5,000 shares of issued and outstanding Common Stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Stock Split. Instead of issuing fractional shares, the Company rounded shares up or down to the nearest whole number as determined by DTC at the participant level. The Reverse Stock Split did not modify any voting rights or other terms of the Common Stock. The Company’s Common Stock began trading on a reverse stock split-adjusted basis at the open of the markets on February 21, 2026. As a result, the number of shares of Common Stock outstanding was reduced from 13,327,772,635 shares to 2,665,555 shares, exclusive of 58,309 whole shares issued for rounding up fractional shares (which were issued in January 2026), and the number of authorized shares of Common Stock remains 25,990,000,000 shares.

Unless otherwise indicated, all issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-5,000 Reverse Stock Split for all prior periods presented. Proportionate adjustments were made to the exercise prices and the number of shares underlying outstanding warrants and any convertible instruments, as applicable.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised

Common stock - shares	7,086,021,742	(7,084,604,538)	1,417,204
Common stock - amount	$7,086,021	$(7,084,604)	$1,417
Common stock to be issued - shares	637,755	(637,627)	128
Common stock to be issued - amount	$638	$(638)	$-
Additional paid-in capital	$198,312,711	$7,085,242	$205,397,953

	December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	5,481,513,400	(5,480,417,097)	1,096,303
Common stock - amount	$5,481,513	$(5,480,417)	$1,096
Common stock to be issued - shares	637,755	(637,627)	128
Common stock to be issued - amount	$638	$(638)	$-
Additional paid-in capital	$198,704,849	$5,481,055	$204,185,904

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for periods presented:

	Year ended December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(6,198,161)	$—	$(6,198,161)
Weighted average shares used to compute basic and diluted EPS	6,345,758,683	(6,344,489,531)	1,269,152
Loss from continuing operations per share - basic and diluted	$(0.00)	$(4.89)	$(4.89)
Income from discontinued operations per share - basic and diluted	$0.00	$-	$0.00
Loss per share - basic and diluted	$(0.00)	$(4.88)	$(4.88)

The following shares of common stock exercisable or issuable from outstanding stock warrants and convertible instruments were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Unexercised common stock purchase warrants	732,024,518	(731,878,113)	146,405
Convertible preferred stock	10,629,032,613	(10,626,906,806)	2,125,807
Convertible notes payable	128,575,444	(128,549,729)	25,715
Promissory notes payable	1,225,410,959	(1,225,165,877)	245,082

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $233,581,184 and a working capital deficit of $39,740,819. As of December 31, 2025, the Company was in default of $18,714,423 plus accrued interest on debt instruments due to non-payment upon maturity dates or failure to comply with the loan’s contractual payment terms. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market. Subsequent to December 31, 2025, the Company has received $290,000 in new promissory notes, and 215,000 in new convertible notes (See subsequent event footnote).

On May 2, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement on July 19, 2023, the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred fifty percent (250%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS. No put will be made in an amount equaling less than $10,000 or greater than $750,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. During the year ended December 31, 2024, the Company sold to GHS 29,304 post reverse split (146,517,693 prior to the reverse split) shares of common stock for proceeds of $172,117 net of offering costs.

On January 26, 2024, the Company receive a Notice of Effectiveness for the sale of up to 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock and received $760,160, net of offering costs.

On July 30, 2024, the Company receive a Notice of Effectiveness for the sale of up to 400,000 post reverse split (2,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the May 2, 2023, Financing Agreement and Registration Rights Agreement. The terms and conditions are similar to the terms and conditions of the July 19, 2023, registration statement. During the year ended December 31, 2024, the Company sold to GHS 91,598 post reverse split (457,990,649 prior to the reverse split) shares of common stock and received $280,094, net of offering costs. During the year ended December 31, 2025, the Company sold to GHS 272,919 post reverse split (1,364,594,180 prior to the reverse split) shares of common stock respectively for proceeds of $295,965, net of offering costs.

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 (the “Commitment Amount”) of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put iso GHS. No put will be made in an amount equaling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. The Company also agreed to issue to the investor as an equity incentive shares (the “Commitment Shares”) equal to one quarter of one percent (0.25%) of the Commitment Amount, priced at a fixed price equaling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements. This equates to $25,000, and as of the filing date of this quarterly report the shares have not been issued. On May 7, 2025, the Company receive a Notice of Effectiveness for the sale of up to 800,000 post reverse split (4,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement. For the year ended December 31, 2025, the Company sold GHS 223,244 post reverse split (1,116,220,813 prior to the reverse split) shares of common stock for proceeds of $96,203, net of offering costs. Subsequent to December 31, 2025, the Company sold GHS 439,796 post reverse split shares of common stock for proceeds of $47,068 net of offering costs and $5,000 of note payables paid.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2025, and 2024. The amount in excess of the FDIC insurance as of December 31, 2025, and 2024, was approximately $-0-, and $223,000, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2025, and 2024, and their accounts receivable balance as of December 31, 2025:

	Sales % Year Ended December 31, 2025	Sales % Year Ended December 31, 2024	Accounts receivable balance December 31, 2025
Customer A	59%	-%	$14,338
Customer B	11%	-%	$-
Customer C	-%	64%	$-
Customer D	-%	18%	$-

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of December 31, 2025, two customers represented 66%, and 28%, respectively of our outstanding accounts receivable. As of December 31, 2024, two customers represented approximately 60% and 22%, respectively of our outstanding accounts receivable.

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Based on market conditions during the year ended December 31, 2024, related to solar panels including but not limited to reduced selling prices in the industry and the abundance of inventory supply in the market, management determined that the net realizable value of certain of the Company’s inventory required a lower of cost or market adjustment of $134,025 to the historical cost of inventory purchases for the year ended December 31, 2024.

There is no inventory markdown for the year ended December 31, 2025. Finished goods inventories as of December 31, 2025, and 2024 were $117,680 and $10,673, respectively.

Purchase concentration

ARC began purchasing inventory during the year ended December 31, 2025, and purchased $204,451 of product, which accounts for all the inventory purchases for the year ended December 31, 2025. For the year ended December 31, 2025, two vendors represented 76%, and 17%, respectively. OES purchases finished renewable energy products from its’ suppliers. For the years ended December 31, 2025, and 2024, the Company made no purchases.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2025, and 2024:

	Years ended December 31,
	2025	2024
Sourced and distributed products	$105,709	$1,042,022
OED Installations	201,712	300,631
Total	$307,421	$1,342,653

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2025, and 2024, the Company recorded advertising and marketing expenses of $68,194 and $106,705, respectively. The Company includes trade show expenses in advertising and marketing.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2025, and 2024, the Company recorded $46,832 and $183,897 of research and development expenses, respectively.

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of this note transaction and the effective conversion price embedded in this note. Debt discounts under these arrangements are amortized using the effective interest method.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the conversion method with immediate expense of unamortized discount. Upon conversion, the remaining unamortized discount on the debt host (the conversion portion) is immediately recognized in earnings, and the carrying amounts of the debt host and the bifurcated conversion option liability (measured at fair value on the conversion date) is derecognized, and equity is recognized for the same amount, with no additional gain or loss recognized in earnings upon conversion.

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

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as net income (loss) from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2025, and 2024. For additional information, see Note 13- Discontinued Operations.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2025, and 2024, for each fair value hierarchy level:

December 31, 2025	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,193,434	$4,193,434

December 31, 2024	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$210,493	$210,493

Leases

The Company accounts for leases under ASU 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2025, and 2024, the Company’s dilutive securities are convertible into approximately 905,099,490 post reverse split (4,525,497,450,722 prior to the reverse split) and 2,543,009 post reverse split (12,715,043,534 prior to the reverse split) shares of common stock, respectively. The following table represents the classes of dilutive securities as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Convertible preferred stock (1)	3,998,332	2,125,807
Unexercised common stock purchase warrants (1)	1,271,405	146,405
Convertible notes payable (1)	740,050,588	25,715
Promissory notes payable (1)	159,779,165	245,082
	905,099,490	2,543,009

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Recently adopted accounting pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 was effective for annual reporting periods beginning after December 15, 2024. We adopted this ASU on a prospective basis effective January 1, 2025. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 14, Income Taxes for the inclusion of new disclosures required.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	December 31, 2025	December 31, 2024
Office equipment	$239,336	$235,846
Building and building improvements	-	600,000
Less: Accumulated depreciation	(228,627)	(274,447)
Property and Equipment, Net	$10,709	$561,399

During the year ended December 31, 2025, the Company sold its building to an entity controlled by the Company’s CEO. The sale price was $600,000 and the Company received $100,000 in cash and the buyer forgave $500,000 of related party accrued and unpaid management fees owed to the CEO (see Note 8). The Company recorded a gain on the sale of the building to a related party of $86,250, which is included in the Statement of Operations for the year ended December 31, 2025. After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 12).

Depreciation expense was $40,430 and $68,613 for the years ended December 31, 2025, and 2024, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible Promissory Notes are categorized as equity or debt based on the terms of the notes and the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

Convertible notes that meet the criteria for equity classification (e.g., conversion into a fixed number of shares with no obligation to deliver cash) are recorded in equity at issuance. Instruments classified as equity are not subsequently remeasured, and no interest expense is recognized.

Convertible notes that include a contractual obligation to deliver cash or other financial assets, or that do not meet the criteria for equity classification, are recorded as debt. These notes are initially recognized at the proceeds received, net of discounts and issuance costs in accordance with ASC 480-10-55-44 on the consolidated balance sheets, and subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the statement of operations.

If the instrument contains embedded conversion features or other terms that require bifurcation under ASC 815, these features are separated from the host contract and recorded as derivative liabilities at fair value. Derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Under this guidance, the Company evaluates whether an embedded feature within a financial instrument is required to be accounted for separately as a derivative.

Embedded derivatives that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that are not eligible for the scope exceptions under ASC 815, are bifurcated from the host instrument and accounted for as separate derivative financial instruments. These derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value, with changes in fair value recognized in the consolidated statements of operations in the period in which they occur.

When the Company issues convertible debt instruments that contain embedded conversion features with variable settlement terms or other features that result in a potential issuance of a variable number of shares, the embedded conversion feature is assessed under ASC 815 -15-25 and ASC 815-10-15-83. If the conversion feature requires bifurcation, it is separated from the debt host and accounted for as a derivative liability.

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of December 31, 2025, and 2024, the outstanding principal balance of this note was $25,000.

On May 28, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “May 2025 Note”), with a third-party (the “Holder”) due May 28, 2026 (the “Maturity Date”). The Holder shall have the right from time to time, and at any time following, convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder as further described in this Note (the “Conversion Price”) shall equal the Market Price (as defined in the Note), subject to adjustment as provided in this Note. “Market Price” shall mean 70% of the lowest Trading Price (as defined below) for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the volume weighted average price on the Principal Market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Quotestream or Bloomberg). The Company received proceeds of $191,000 on June 3, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $179,173 by the Monte Carlo simulation valuation method (with assumptions of volatility of 236.61% and risk free rate of 4.16%). In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at an exercise price of $1.00 post reverse split ($0.0002 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. At issuance, the Company had insufficient authorized shares available to settle these outstanding warrants, these warrants are classified and recorded as a derivative liability. The warrants were valued at $969,039 at issuance, by the Monte Carlo simulation valuation method (with assumptions of volatility of 187.76% and risk free rate of 4.05%). The derivative liabilities from the embedded conversion feature and liability-classified warrants resulted in a debt discount of $191,000, and a derivative expense of $957,212 at issuance. For the year ended December 31, 2025, amortization of the debt discount (including debt issuance costs) of $32,526 based on the effective interest method was charged to interest expense. As of December 31, 2025, the outstanding principal balance of the convertible note was $200,000, with a carrying value of $32,526, net of unamortized discounts of $167,474 as of December 31, 2025. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. As of November 28, 2025, the Company was in default of this note due to violation of the “Amortization Payments” term as specified in the note agreement, which requires the Company to make monthly repayment instalment of $37,300 over a six-month period starting from November 28, 2025, and repay all remaining outstanding amounts under this note on May 28, 2026, the Maturity Date.

On July 15, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “July 2025 Note”) with a third-party (the “Holder”) due July 14, 2026 (the “Maturity Date”). The July 2025 Note is with the same lender and the same terms as the May 2025 Note. The Company received proceeds of $191,000 on July 15, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $187,309 by the Monte Carlo simulation valuation method (with assumptions of volatility of 257.88% and risk free rate of 4.11%). In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at an exercise price of $1.00 post reverse split ($0.0002 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. At issuance, the Company had insufficient authorized shares available to settle these outstanding warrants, these warrants are classified and recorded as a derivative liability. The warrants were valued at $836,069 at issuance, by the Monte Carlo simulation valuation method (with assumptions of volatility of 185.97% and risk free rate of 4.05%). The derivative liabilities from the embedded conversion feature and liability-classified warrants resulted in a debt discount of $191,000, and a derivative expense of $832,378 at issuance. For the year ended December 31, 2025, amortization of the debt discount (including debt issuance costs) of $35,814 based on the effective interest method was charged to interest expense. As of December 31, 2025, the outstanding principal balance of the convertible note was $200,000, with a carrying value of $35,814, net of unamortized discounts of $164,186 as of December 31, 2025. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. As of November 28, 2025, the Company was in default of this note due to the cross default provisions in this note in connection with the default of the May 28, 2025 note.

On September 24, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “September 2025 Note”) with a third-party (the “Holder”) due September 23, 2026 (the “Maturity Date”). The September 2025 Note is with the same lender and the same terms as the May 2025 Note. The Company received proceeds of $191,000 on September 24, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $176,598 by the Monte Carlo simulation valuation method (with assumptions of volatility of 212.92% and risk free rate of 3.63%). In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at an exercise price of $1.00 post reverse split ($0.0002 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. At issuance, the Company had insufficient authorized shares available to settle these outstanding warrants, these warrants are classified and recorded as a derivative liability. The warrants were valued at $332,395 at issuance, by the Monte Carlo simulation valuation method (with assumptions of volatility of 259.75% and risk free rate of 3.70%). The derivative liabilities from the embedded conversion feature and liability-classified warrants resulted in a debt discount of $191,000, and a derivative expense of $317,993 at issuance. For the year ended December 31, 2025, amortization of the debt discount (including debt issuance costs) of $11,574 based on the effective interest method was charged to interest expense. As of December 31, 2025, the outstanding principal balance of the convertible note was $200,000, with a carrying value of $11,574, net of unamortized discounts of $188,426 as of December 31, 2025. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. As of November 28, 2025, the Company was in default of this note due to the cross default provisions in this note in connection with the default of the May 28, 2025 note.

On July 31, 2025, the Company entered into an Exchange Agreement, whereby, the Company agreed that the holder may exchange any part or all of the outstanding principal and interest (the Exchange Amount) of the promissory note entered into on February 9, 2021 (see Note 7) at any time and from time to time into the number of common shares equal to the Exchange Amount divided by the lowest trading price from the previous ten (10) trading days, and to extend the maturity date of the note to March 31, 2026. The Company determined the Exchange Agreement represented a substantial modification to the existing debt. Accordingly, the Company extinguished the promissory note dated February 9, 2021, as well as the accrued interest as of July 31, 2025, and recorded two convertible notes, one for the principal amount of $2,200,000 with an annual interest rate of 15% and one for the accrued interest of $1,358,229 with no additional interest in the future. The embedded conversion features for these convertible notes were accounted for as derivatives, which were valued at an initial amount of $1,842,831 on July 31, 2025 by the Monte Carlo simulation valuation method (with assumptions of volatility of 321% and risk free rate of 4.24%), and were recorded as debt discount that will be amortized based on the effective interest rate through the new maturity date of the note of March 31, 2026. For the year ended December 31, 2025, amortization of the debt discount of $980,262 based on the effective interest method was charged to interest expense. During the year ended December 31, 2025, the holder converted principal of $100,000 of the note into 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at a conversion price of $0.50 post reverse split ($0.0001 prior to the reverse split). The Company reduced derivative liabilities by $53,919 for the conversions and amortized as interest expense $47,932 in reducing the debt discount. As of December 31, 2025, the outstanding principal balance of the two convertible notes was $3,458,229, with a carrying value of $2,643,592, net of unamortized discount of $814,637 as of December 31, 2025.

The following table summarizes the Company’s convertible notes payable:

	Year ended December 31, 2025	Year ended December 31, 2024
Beginning balance	$25,000	$25,000
New convertible note issuances	600,000	-
Convertible notes issued in exchange for promissory note and accrued interest as a result of loan modification (see Note 6)	3,558,229	-
Less: conversion	(100,000)	-
Less: unamortized discounts	(1,334,724)	-
Ending balance, net of discounts	$2,748,505	$25,000

The Company valued the derivative liabilities at December 31, 2025, and 2024, at $4,193,434 and $210,493 respectively.

(1)	For the derivative liabilities associated with the embedded conversion feature of convertible notes, the Company used the Monte Carlo simulation valuation method with the following assumptions as of December 31, 2025, and 2024, risk free rate at 3.54% to 3.67%, and 4.24%, respectively, and volatility of 300.23% to 347%, and 101%, respectively.

(2)	For the derivative liabilities associated with the new warrants issued in 2025 with the convertible notes, the Company used the Monte Carlo simulation valuation method with the following assumptions as of December 31, 2025, risk free rate at 3.68% to 3.71%, and volatility of 254.9% to 262.04%.

(3)	For the derivative liabilities associated with the remaining outstanding warrants which were primarily issued in prior years, the following assumptions were utilized in the Black-Scholes valuation method as of December 31, 2025, and 2024, risk free interest rate of 3.54% to 3.59% and 4.18% to 4.25%, respectively, volatility of 347%, and 121% to 146%, respectively, and exercise prices of $9.50 to $40.00 post reverse split ($0.0019 to $0.008 prior to the reverse split) per share for both years.

A summary of the activity related to derivative liabilities for the years ended December 31, 2025, and 2024, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2025	$176,103	$34,390	$210,493
Fair value of issuances during the year	2,137,502	2,385,913	4,523,415 *
Change in fair value	(668,867)	182,312	(486,555)
Write off for conversions	-	(53,919)	(53,919)
Balance December 31, 2025	$1,644,738	$2,548,696	$4,193,434

*	The amount included $2,107,583 that was charged to derivative expense at issuance due to fair value of the derivative instruments exceeding the carrying amount of the debt host.

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2024	$1,187,076	$29,002	$1,216,078
Change in fair value	(1,010,973)	5,388	(1,005,585)
Balance December 31, 2024	$176,103	$34,390	$210,493

NOTE 6 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	December 31, 2025	December 31, 2024

Note payable, interest at 8% or 20% (if default), matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at 12% or 24% (if default), matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matured November 6, 2025, net of discount of $0 (2025) and $48,259 (2024) respectively, in default	389,423	341,164
Note payable $1,000,000 face value, interest at 12% or 24% (if default), matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $2,200,000 face value, interest at 15%, matures March 31, 2026, the December 31, 2025 balance of $2,100,000 was included and presented under convertible notes payable as a result of loan modification (see Note 5)	-	2,200,000
Note payable $11,110,000 face value, interest at 15%, matured October 31, 2024, in default	11,110,000	11,110,000
Note payable $3,300,000 face value, interest at 15%, matured October 31, 2024, in default	3,300,000	3,300,000
Note payable $3,020,000 face value, matured March 31, 2023, in default	1,820,000	1,820,000
Note payable $165,000 face value, interest at 15%, matures August 13, 2026, net of discount of $9,375	155,625	-
Note payable $250,000 face value, interest at 15%, matures November 21, 2026, net of discount of $46,875	203,125	-
Sub-total notes payable, net of discount	18,448,173	20,241,164
Less long-term portion, net of discount	-	-
Current portion of notes payable, net of discount	$18,448,173	$20,241,164

On November 21, 2025, the Company entered into a 15% Secured Promissory Note for $250,000 with a third-party lender and a maturity date of November 21, 2026. The Company received proceeds of $200,000 on December 9, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $50,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the year ended December 31, 2025, $3,125 was charged to interest expense. As of December 31, 2025, the outstanding principal balance of this note was $250,000 with a carrying value of $203,125, net of unamortized discounts of $46,875 as of December 31, 2025.

On August 13, 2025, the Company entered into a 15% Secured Promissory Note for $165,000 with a third-party lender and a maturity date of August 13, 2026. The Company received proceeds of $150,000 on August 14, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $15,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the year ended December 31, 2025, $5,625 was charged to interest expense. As of December 31, 2025, the outstanding principal balance of this note was $165,000 with a carrying value of $155,625, net of unamortized discounts of $9,375 as of December 31, 2025.

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. Through December 31, 2025, the Company has repaid $1,200,000 of the principal of the note. As of December 31, 2025, and 2024, the outstanding principal balance of this note was 1,820,000. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 15,000 post reverse split (75,000,000 prior to the reverse split) shares of common stock at $195 post reverse split ($0.039 prior to the reverse split) per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued warrants to purchase 15,000 post reverse split (75,000,000 prior to the reverse split) shares of common stock at an exercise price of $33.50 post reverse split ($0.0067 prior to the reverse split) per share and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $510,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the year ended December 31, 2025, there was no charge to interest expense, and for the year ended December 31, 2024, $212,500 was charged to interest expense. As of December 31, 2025, and 2024, the outstanding principal balance of this note was $3,300,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000, the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 50,000 post reverse split (250,000,000 prior to the reverse split) shares of common stock at $650 post reverse split ($0.13 prior to the reverse split) per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued warrants to purchase 50,000 post reverse split (250,000,000 prior to the reverse split) shares of common stock at an exercise price of $33.50 post reverse split ($0.0067 prior to the reverse split) per share and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $1,700,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the year ended December 31, 2025, there was no charge to interest expense, and for the year ended December 31, 2024, $708,333 was charged to interest expense. As of December 31, 2025, and 2024, the outstanding principal balance of this note was $11,110,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On February 9, 2021, the Company entered into a 12%, $2,200,000 face value promissory note with a third- party lender with a maturity date of February 9, 2022. In exchange for the issuance of the $2,200,000 note, inclusive of an original issue discount of $200,000, the Company received proceeds of $2,000,000 on February 16, 2021, from the lender. In conjunction with the note, the Company issued a warrant to purchase 10,000 post reverse split (50,000,000 prior to the reverse split) shares of common stock at $750 post reverse split ($0.15 prior to the reverse split) per share (subject to adjustments) with an expiry date on the three- year anniversary of the note. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company issued warrants to purchase 10,000 post reverse split (50,000,000 prior to the reverse split) shares of common stock at an exercise price of $33.50 post reverse split ($0.0067 prior to the reverse split) per share and with an expiration of October 31, 2025, in exchange for the extension. The warrants were valued at $340,000 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. On July 31, 2025, the Company entered into an Exchange Agreement (see Note 5), whereby, the Company agreed that the holder may exchange any part or all of the outstanding principal and interest (the Exchange Amount) at any time and from time to time into the number of common shares equal to the Exchange Amount divided by the lowest trading price from the previous ten (10) trading days, and to extend the maturity date of the note to March 31, 2026. As a result, this note (with all of its outstanding principal and accrued interest as of July 31, 2025) was exchanged into a convertible note. The Company determined the Exchange Agreement represented a substantial modification to the existing debt. Accordingly, the Company extinguished the promissory note dated February 9, 2021, as well as the accrued interest as of July 31, 2025, and recorded two convertible notes, one for the principal amount of $2,200,000 (at an annual interest rate of 15%) and one for the accrued interest of $1,358,229 (with no additional interest in the future). For the year ended December 31, 2024, $141,667 was charged to interest expense. As of December 31, 2025, the outstanding principal balance of this note of $2,100,000 was included and presented under convertible notes payable. As of December 31, 2024, the outstanding principal balance of this note was $2,200,000.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 25,000 post reverse split (125,000,000 prior to the reverse split) shares of common stock at an exercise price of $40 post reverse split ($0.008 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the issue date. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of December 31, 2025, and 2024, the outstanding principal balance of this note was $1,000,000. As of December 31, 2025, and 2024, the accrued interest is $1,095,452 and $855,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023, and was in default. In conjunction with this settlement, the Company issued a warrant to purchase 12,000 post reverse split (60,000,000 prior to the reverse split) shares of common stock at an exercise price of $37.50 post reverse split ($0.0075 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued warrants to purchase 12,000 post reverse split (60,000,000 prior to the reverse split) shares of common stock at an exercise price of $9.50 post reverse split ($0.0019 prior to the reverse split) per share, and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the years ended December 31, 2025, and 2024, $48,259 and $56,961, respectively, were charged to interest expense. As of December 31, 2025, and 2024, the outstanding principal balance of this note was $389,423 with a carrying value of $389,423 and $341,164, respectively, net of unamortized discounts of $-0- and $48,259, respectively, as of December 31, 2025, and 2024.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 24,590 post reverse split (122,950,819 prior to the reverse split) shares of common stock at an exercise price of $30.50 post reverse split ($0.0061 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. On July 15, 2025, the warrants were extended to have a maturity date of the eighth-year anniversary of the Issue Date. As of December 31, 2025, and 2024, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. During the year ended December 31, 2025, the Holder converted $131,681 of accrued interest (plus conversion fees) into 512,188 post reverse split (2,560,935,900 prior to the reverse split) shares of common stock at a conversion price of $0.20 to $0.40 post reverse split ($0.00004 to $0.00008 prior to the reverse split). As of December 31, 2025, and 2024, the accrued interest is $423,896 and $360,247, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

NOTE 7 – DEFERRED LIABILITY

On September 2, 2020, PCTI entered into an agreement with a third- party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. Payments are due ninety (90) days after each calendar quarter, with the first payment due on or before March 31, 2021, for revenues for the quarter ending December 31, 2020. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the note was amended, whereby in exchange for 35,000 post reverse split (175,000,000 prior to the reverse split) shares of common stock, the royalty percentage was amended to 1.8%. No payments have been made and the Company is in default of the agreement. On November 11, 2022, the third-party and the Company agreed to reduce the liability by $260,000 and add $260,000 to the promissory note issued on November 11, 2022.

EV Insurance Company records premiums received from the issuance of Vehicle Service Contracts (“VSC’s”) as a deferred liability. The Company will analyze the deferred liability to determine if any amounts can be recorded as income with the balance remaining in deferred liabilities for potential future claims. As of December 31, 2025, and 2024, the Company has recorded $42,425 and $12,610 as deferred liabilities related to VSC’s.

The deferred liability as of December 31, 2025, and 2024, on the consolidated balance sheets is $532,425 and $502,610, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

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

Management Fees, Sale of Building and Related Party Payables

For the years ended December 31, 2025, and 2024, the Company recorded expenses to Mr. Conway of $960,000, respectively. During the year ended December 31, 2025, the Company sold its building to an entity controlled by Mr. Conway. The sale price was $600,000 and the Company received $100,000 in cash and Mr. Conway forgave $500,000 of related party accrued and unpaid management fees owed. The Company recorded a gain on the sale of the building to a related party of $86,250, which is included in the Statement of Operations for the year ended December 31, 2025 (see Note 4). After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 12). As of December 31, 2025, and 2024, the Company owes Mr. Conway $281,600 and $60,000 for unpaid management fees, which is included in related party liabilities on the consolidated balance sheets presented herein.

Note receivable, related party

During the year ended December 31, 2025, the Company loaned 14464664 Canada Inc. (“Bluezone Beverages”) $150,000 in exchange for a promissory note issued on December 9, 2025, that bears interest at 5% and has a maturity date of December 8, 2027. The Company had a binding letter of intent with Bluezone Beverages (see Note 15 - subsequent events).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. The fee for these services was $100,000. Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. The parties agreed to a reduced fee of $48,000 for the years ended December 31, 2025, and 2024, which has been accrued as of December 31, 2025 ($144,000), and December 31, 2024 ($96,000), and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein. As of December 31, 2025, and 2024, the Company has recorded 128 post reverse split (637,755 prior to the reverse split) shares of common stock to be issued for the balance owed, in addition to the $48,000.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of December 31, 2025, and 2024, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 35,000 post reverse split (175,000,000 prior to the reverse split) shares of common stock, the royalty percentage was amended to 1.8% (see Note 7). As of December 31, 2025, and 2024, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets presented herein.

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

NOTE 10– STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2025, the Company issued an aggregate of 496,163 post reverse split (2,480,814,993 prior to the reverse split) shares of common stock respectively and received net proceeds of $392,168 after issuance costs of $27,005.

During the year ended December 31, 2025, the Company issued an aggregate of 40,000 post reverse split (200,000,000 prior to the reverse split) shares of common stock pursuant to a Service Agreement (including amendments) with a third party and recorded a stock based compensation of $40,000.

During the year ended December 31, 2025, the Company issued 512,188 post reverse split (2,560,935,900 prior to the reverse split) shares of common stock in payment of accrued interest of $130,181 and fees of $1,500.

During the year ended December 31, 2025, a convertible note holder converted principal of $100,000 into 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at a conversion price of $0.50 post reverse split ($0.0001 prior to the reverse split). The equity recorded is the sum of the carrying amounts of the debt host and the bifurcated conversion option liability, which is valued at $153,919.

During the year ended December 31, 2024, the Company issued an aggregate of 320,901 post reverse split (1,604,508,342 prior to the reverse split) shares of common stock and received net proceeds of $1,212,370 after issuance costs of $43,569.

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

On March 4, 2025, the BOD of the Company approved to amend the Company’s Articles of Incorporation (the “March 2025 Amendment”) to increase the authorized capital stock of the Company to 16,000,000,000 shares, of which 15,990,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. The Company filed the March 2025 Amendment with the State of Nevada on April 10, 2025.

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

Preferred stock

As of December 31, 2025, and 2024, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of December 31, 2025, and 2024, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of December 31, 2025, and 2024, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of December 31, 2025, and 2024.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of December 31, 2025, and 2024, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 11 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of December 31, 2025, and 2024, the accumulative noncontrolling interest is $784,777, respectively.

NOTE 12 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

Sale-Leaseback Transaction

In August 2025, the Company sold its building in Warwick, New York to a related party (see Note 4 and Note 8) with the related party obtained full control of the real property and no “continuing involvement” of the Company after the sale. On September 1, 2025, the Company entered into a three-year lease with the same related party to lease back the previously sold building for office space, expiring August 31, 2028. Lease payments of $5,000 begin on September 1, 2026, on a monthly basis. The Company determined that the sale and leaseback transaction qualified as a sale, and the sale and the leaseback were accounted for separately, with the lease being accounted for in accordance with ASC 842. This three-year lease agreement is determined to be an operating lease. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 7.5%, as the interest rate implicit in most of our leases is not readily determinable. During the year ended December 31, 2025, the Company recorded right-of-use assets and lease liabilities of $103,107 for this lease.

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

Right-of-use assets are summarized below:

	December 31, 2025	December 31, 2024
Office and warehouse lease	$805,995	$702,888
Less: Accumulated amortization	(644,318)	(476,196)
Right-of-use assets, net	$161,677	$226,692

Operating lease liabilities are summarized as follows:

	December 31, 2025	December 31, 2024
Lease liability	$178,372	$236,389
Less current portion	(84,644)	(163,727)
Long term portion	$93,728	$72,662

Maturity of lease liabilities are as follows:

Amount
For the year ending December 31, 2026	$94,030
For the year ending December 31, 2027	60,000
For the year ending December 31, 2028	40,000
Total	$194,030
Less: present value discount	(15,658)
Lease liability	$178,372

For the years ended December 31, 2025, and 2024 the Company recorded a debit of $6,997 and a credit of $2,234, respectively, to operating lease expense (after netting off the sublease income).

NOTE 13 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2025, and 2024. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

The results of operations of this component, for all periods, are separately reported as “discontinued operations”. A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the years ended December 31, 2025, and 2024 are summarized below:

	Year ended December 31,
	2025	2024
Revenues	$-	$3,573
Cost of goods sold	-	-
Gross profit	-	3,573
Operating expenses	-	-
Income from discontinued operations	$-	$3,573

There are no assets as of December 31, 2025, and 2024, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of December 31, 2025, and 2024. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at December 31, 2025, and 2024:

Current liabilities

	December 31, 2025	December 31, 2024
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Total current liabilities of discontinued operations	$1,034,811	$1,034,811

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

NOTE 14 - INCOME TAXES

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3, Summary of Significant Accounting Policies, our loss before provision for income taxes for the year ended December 31, 2025, was as follows:

Year Ended December 31, 2025
Domestic	$(8,712,543)
Foreign	-
Loss before provision for income taxes	$(8,712,543)

Loss before provision for income taxes for the year ended December 31, 2024, was $6,198,161.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2025, was as follows:

	Year Ended December 31, 2025
	Amount	%
Statutory U.S. Federal Income Tax rate	$(1,829,634)	(21.0)%
State income taxes, net of federal income tax benefit	-	-
Tax effect of expenses that are not deductible for income tax purposes:
Stock based compensation	8,400	0.1
Change in fair value derivatives of notes payable and warrants	340,416	3.9
Amortization of discounts on notes payable and warrants	244,989	2.8
Change of valuation allowance	1,235,829	14.2
Effective tax expense	$—	—%

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year Ended December 31, 2024
Statutory U.S. federal income tax rate	(21.0)%
State income taxes, net of federal income tax benefit	(0.0)
Tax effect of expenses that are not deductible for income tax purposes:
Change in fair value derivatives of notes payable and warrants	(3.4)
Amortization of discounts on notes payable and warrants	3.8
Change in Valuation Allowance	20.6
Effective tax rate	-%

The significant components of the deferred tax assets (liabilities) for the years ended December 31, 2025, and 2024, are summarized below:

	2025	2024
Deferred tax assets:
Net operating loss	$7,418,097	$6,182,268
Total deferred tax assets	7,418,097	6,182,268

Deferred tax liabilities	-	-

Valuation Allowance	(7,418,097)	(6,182,268)
Net deferred tax assets	$-	$-

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $35.3 million which may be carried forward indefinitely. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2025, and 2024, respectively has been established as Management believes that the Company will not more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2025, and 2024, respectively.

The Company complies with the provisions of ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense. No interest or penalties have been recorded for the years ended December 31, 2025, and 2024, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Reverse Stock Split (see Note 1)

On January 21, 2026, every 5,000 shares of issued and outstanding Common Stock automatically combined into one issued share of common stock, with no change in par value. Additionally, a total of 58,309 post reverse split shares were issued to shareholders as a round up for the reverse stock split. Accordingly, all of the below transactions are reported on a post reverse split adjusted basis.

Note Receivable, related party

On January 5, 2026, in exchange for $75,000 we were issued a note receivable from a related party for $75,000, with an annual interest rate of 5% and a maturity date of January 5, 2028.

On February 4, 2026, in exchange for $100,000 we were issued a note receivable from a related party for $100,000, with an annual interest rate of 5% and a maturity date of February 4, 2028.

Common Stock Sold to GHS

Subsequent to December 31, 2025, the Company sold to GHS an aggregate of 439,796 shares of common stock for proceeds of $47,068 net of offering costs and $5,000 of note payables paid.

Common Stock Issued for Conversions

On February 5, 2026, the Holder of the promissory note dated August 24, 2020, converted $13,424 of accrued interest and fees into 142,500 shares of common stock at a conversion price of $0.0942.

On March 25, 2026, the Holder of the promissory note dated August 24, 2020, converted $8,319 of accrued interest and fees into 179,900 shares of common stock at a conversion price of $0.04624.

On April 14, 2026, the Holder of a convertible promissory note converted $12,950 of principal into 185,000 shares of common stock at a conversion price of $0.07.

On May 8, 2026, the Holder of the promissory note dated August 24, 2020, converted $23,023 of accrued interest and fees into 213,100 shares of common stock at a conversion price of $0.10804.

Common Stock Issued for Services

On March 2, 2026, the Company issued 300,000 shares of restricted common stock, pursuant to an agreement for advisory services.

On April 20, 2026, the Company issued 300,000 shares of restricted common stock, pursuant to an agreement for advisory services.

Secured Promissory Note Issuance

On January 5, 2026, the Company entered into a 15% Secured Promissory Note for $100,000 with a third-party lender and a maturity date of January 5, 2027. The Company received proceeds of $90,000 on January 5, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $10,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company.

On February 3, 2026, the Company entered into a 15% Secured Promissory Note for $110,000 with a third-party lender and a maturity date of February 3, 2027. The Company received proceeds of $100,000 on February 3, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $10,000. This note shall be senior secured by any and all assets of the Company.

On May 13, 2026, the Company entered into a 15% Secured Promissory Note for $110,000 with a third-party lender and a maturity date of May 13, 2027. The Company received proceeds of $100,000 on May 13, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $10,000. This note shall be senior secured by any and all assets of the Company.

Convertible Promissory Note Issuance

On January 22, 2026, the Company entered into a 12%, $75,000 face value convertible promissory note with a third-party due October 30, 2026. The Company received proceeds of $75,000 on January 26, 2026. The conversion price shall equal to 65% multiplied by the lowest trading price for the Common Stock during the ten (10) trading days prior to the conversion date.

On January 22, 2026, the Company entered into a 12%, $147,000 face value convertible promissory note with a third-party due October 30, 2026. The Company received proceeds of $140,000 on January 26, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $7,000. The conversion price shall equal to 65%, multiplied by the lowest trading price for the Common Stock during the ten (10) trading days prior to the conversion date.

On April 20, 2026, the Company entered into a 12%, $100,000 face value convertible promissory note with a third-party due January 30, 2027. The conversion price shall be equal to 65%, multiplied by the lowest trading price for the Common Stock during the ten (10) trading days prior to the conversion date. The Company has not yet received proceeds of $93,000 and the Company will reimburse the investor for expenses for legal fees and due diligence of $7,000 when the note is funded.

Binding Letter of Intent

On January 21, 2026, the Company entered into a binding letter of intent (the “LOI”) to acquire 100% of 14464664 Canada Inc. (“Bluezone Beverages”) and 100% of 9466-5971 Quebec Inc. (“Varon Spirits”). Pursuant to the LOI, within 120 days of the execution of the LOI, the Company, Bluezone Beverages, Varon Spirits and the other parties to the LOI, shall enter into definitive agreements necessary to complete and close the proposed transaction.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

