Form 10-Q
period 2026-06-30
OZOP ENERGY SOLUTIONS, INC.
filed 2026-08-19
CIK 1679817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of August 19, 2026, 11,793,584 shares of common stock of the registrant were outstanding.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

2

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$60,449	$266,431
Prepaid expenses	162,896	32,058
Accounts receivable	15,062	21,579
Inventory	115,200	117,680
Total Current Assets	353,607	437,748

Operating lease right-of-use asset, net	76,403	161,677
Note receivable, related party	332,979	150,000
Property and equipment, net	5,281	10,709
Other assets	-	13,408
TOTAL ASSETS	$768,270	$773,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$14,470,092	$12,854,975
Related party liabilities	506,600	281,600
Convertible notes payable, net of discounts	3,931,870	2,748,505
Current portion of notes payable, net of discounts	18,780,257	18,448,173
Derivative liabilities	9,840,324	4,193,434
Operating lease liability, current portion	42,911	84,644
Deferred liability	541,831	532,425
Liabilities of discontinued operations	1,034,811	1,034,811
Total Current Liabilities	49,148,696	40,178,567

Long Term Liabilities
Operating lease liability, net of current portion	66,825	93,728
TOTAL LIABILITIES	49,215,521	40,272,295

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock (10,000,000 shares authorized, par value $0.001)
Series C Preferred Stock (50,000 shares authorized and 2,500 shares issued and outstanding, par value $0.001)	3	3
Series D Preferred Stock (4,570 shares authorized and 1,334 shares issued and outstanding, par value $0.001)	1	1
Series E Preferred Stock (3,000 shares authorized, -0- shares issued and outstanding, par value $0.001)	-	-
Common stock (25,990,000,000 shares authorized, par value $0.001; 5,182,860 and 2,665,555 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively)	5,183	2,665
Treasury stock, at cost, 47,500 shares of Series C Preferred Stock and 18,667 shares of Series D Preferred Stock	(11,249,934)	(11,249,934)
Common stock to be issued; 128 shares	-	-
Additional paid in capital	208,040,851	206,114,473
Accumulated deficit	(244,458,578)	(233,581,184)
Total Ozop Energy Solutions, Inc. stockholders’ deficit	(47,662,474)	(38,713,976)
Noncontrolling interest	(784,777)	(784,777)
TOTAL STOCKHOLDERS’ DEFICIT	(48,447,251)	(39,498,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$768,270	$773,542

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$41,645	$63,731	$97,698	$105,988
Cost of revenue	31,087	45,868	76,746	78,636
Gross profit	10,558	17,863	20,952	27,352

Operating expenses:
General and administrative, related parties	240,000	240,000	480,000	480,000
General and administrative, other	494,841	603,326	926,643	1,303,644
Total operating expenses	734,841	843,326	1,406,643	1,783,644

Loss from continuing operations	(724,283)	(825,463)	(1,385,691)	(1,756,292)

Other (income) expenses:
Interest expense	1,469,843	751,273	3,261,875	1,489,374
Loss on change in fair value of derivatives	6,199,555	629,262	6,229,828	517,503
Total Other Expenses	7,669,398	1,380,535	9,491,703	2,006,877

Loss from continuing operations before income taxes	(8,393,681)	(2,205,998)	(10,877,394)	(3,763,169)
Income tax provision	-	-	-	-
Net loss from continuing operations	(8,393,681)	(2,205,998)	(10,877,394)	(3,763,169)
Discontinued Operations:
Income from discontinued operations, net of tax	-	-	-	-
Net loss	$(8,393,681)	$(2,205,998)	$(10,877,394)	$(3,763,169)

Loss from continuing operations per share of common stock
basic and fully diluted*	$(1.90)	$(1.27)	$(2.89)	$(2.31)
Income from discontinued operations per share of common stock
basic and fully diluted*	$0.00	$0.00	$0.00	$0.00
Loss per share basic and fully diluted*	$(1.90)	$(1.27)	$(2.89)	$(2.31)

Weighted average shares outstanding basic and diluted*	4,409,691	1,739,018	3,762,508	1,629,979

*	Retroactively restated for five thousand-for-one share consolidation on January 21, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balances January 1, 2026	128	$-	2,500	$3	1,334	$1	2,665,555	$2,665	$(11,249,934)	$206,114,473	$(233,581,184)	$(784,777)	$(39,498,753)

Common stock shares issued in round up of reverse stock split	-	-	-	-	-	-	58,309	58	-	(58)	-	-	-

Issuance of shares of common stock sold, net of issuance costs of $5,654	-	-	-	-	-	-	439,796	440	-	51,629	-	-	52,069

Issuance of common stock for services	-	-	-	-	-	-	300,000	300	-	47,700	-	-	48,000

Issuance of common stock for accrued interest and fees	-	-	-	-	-	-	322,400	323	-	21,420	-	-	21,743

Reclass of derivative liability to equity	-	-	-	-	-	-	-	-	-	1,513,786	-	-	1,513,786

Net loss	-	-	-	-	-	-	-	-	-	-	(2,483,713)	-	(2,483,713)
Balances March 31, 2026	128	-	2,500	3	1,334	1	3,786,060	3,786	(11,249,934)	207,748,950	(236,064,897)	(784,777)	(40,346,868)

Issuance of common stock for services	-	-	-	-	-	-	300,000	300	-	161,700	-	-	162,000

Issuance of common stock for accrued interest and fees	-	-	-	-	-	-	436,800	437	-	41,485	-	-	41,922

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	660,000	660	-	88,716	-	-	89,376

Net loss	-	-	-	-	-	-	-	-	-	-	(8,393,681)	-	(8,393,681)
Balances June 30, 2026	128	$-	2,500	$3	1,334	$1	5,182,860	$5,183	$(11,249,934)	$208,040,851	$(244,458,578)	$(784,777)	$(48,447,251)

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Common stock to be issued		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders Equity’
	Shares*	Amount*	Shares	Amount	Shares	Amount	Shares*	Amount*	Stock	Capital*	Deficit	Interest	(Deficit)
Balances January 1, 2025	128	$-	2,500	$3	1,334	$1	1,417,204	$1,417	$(11,249,934)	$205,397,953	$(224,868,641)	$(784,777)	$(31,503,978)

Issuance of shares of common stock sold, net of issuance costs of $10,552	-	-	-	-	-	-	226,766	227	-	260,578	-	-	260,805

Net loss	-	-	-	-	-	-	-	-	-	-	(1,557,171)	-	(1,557,171)
Balances March 31, 2025	128	-	2,500	3	1,334	1	1,643,970	1,644	(11,249,934)	205,658,531	(226,425,812)	(784,777)	(32,800,344)

Issuance of shares of common stock sold, net of issuance costs of $1,763	-	-	-	-	-	-	46,154	46	-	35,114	-	-	35,160

Issuance of common stock for services	-	-	-	-	-	-	40,000	40	-	39,960	-	-	40,000

Warrants issued in connection with issuance of convertible debt	-	-	-	-	-	-	-	-	-	127,333	-	-	127,333

Issuance of common stock for accrued interest	-	-	-	-	-	-	86,333	86	-	33,697	-	-	33,783

Net loss	-	-	-	-	-	-	-	-	-	-	(2,205,998)	-	(2,205,998)
Balances June 30, 2025	128	$-	2,500	$3	1,334	$1	1,816,457	$1,816	$(11,249,934)	$205,894,635	$(228,631,810)	$(784,777)	$(34,770,066)

*	Retroactively restated for five thousand-for-one share consolidation on January 21, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(10,877,394)	$(3,763,169)
Net income from discontinued operations	-	-
Net loss	(10,877,394)	(3,763,169)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	1,666,671	39,841
Amortization and depreciation	90,702	105,843
Loss on fair value change of derivatives	6,229,828	517,503
Loss from write-off security deposit	13,408	-
Non-cash interest income	(7,979)	-
Stock compensation expense	79,455	40,000
Changes in operating assets and liabilities:
Accounts receivable	6,517	45,090
Inventory	2,480	(139,813)
Prepaid expenses	(294)	22,768
Accounts payable and accrued expenses	1,680,785	1,719,436
Related party liabilities	225,000	283,000
Deferred revenue	9,406	12,720
Operating lease liabilities	(68,636)	(79,469)
Customer deposits	-	9,713
Net cash used in continuing operations	(950,051)	(1,186,537)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(950,051)	(1,186,537)

Cash flows from investing activities:
Purchase of office and computer equipment	-	(3,490)
Loans to a related party in exchange for promissory notes	(175,000)	-
Net cash used in investing activities	(175,000)	(3,490)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	47,069	295,965
Proceeds from issuances of convertible notes payable, net	582,000	191,000
Proceeds from issuances of notes payable, net	290,000	-
Net cash provided by financing activities	919,069	486,965

Net decrease in cash	(205,982)	(703,062)

Cash, Beginning of period	266,431	797,139

Cash, End of period	$60,449	$94,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash Investing or Financing Activity:
Common stock issued for accrued interest	$63,665	$-
Debt discount related to derivative liability	$643,111	$-
Reclass of derivative liability to equity	$1,513,786	$-
Unamortized stock compensation	$130,545	$-

The accompanying notes are an integral part of these consolidated financial statements.

OZOP ENERGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2026

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

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Revised

Common stock – shares	9,082,281,622	(9,080,465,165)	1,816,457
Common stock - amount	$9,082,282	$(9,080,466)	$1,816
Common stock to be issued- shares	637,755	(637,627)	128
Common stock to be issued- amount	$638	$(638)	$-
Additional paid-in capital	$196,813,531	$9,081,104	$205,894,635

	March 31, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Revised

Common stock - shares	8,219,844,297	(8,218,200,327)	1,643,970
Common stock - amount	$8,219,844	$(8,218,200)	$1,644
Common stock to be issued - shares	637,755	(637,627)	128
Common stock to be issued - amount	$638	$(638)	$-
Additional paid-in capital	$197,439,693	$8,218,838	$205,658,531

	December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised

Common stock - shares	7,086,021,742	(7,084,604,538)	1,417,204
Common stock - amount	$7,086,021	$(7,084,604)	$1,417
Common stock to be issued - shares	637,755	(637,627)	128
Common stock to be issued - amount	$638	$(638)	$-
Additional paid-in capital	$198,312,711	$7,085,242	$205,397,953

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for periods presented:

	Three Months ended June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(2,205,998)	$—	$(2,205,998)
Weighted average shares used to compute basic and diluted EPS	8,695,090,500	(8,693,351,482)	1,739,018
Loss from continuing operations per share - basic and diluted	$(0.00)	$(1.27)	$(1.27)
Income from discontinued operations per share - basic and diluted	$0.00	$-	$0.00
Loss per share - basic and diluted	$(0.00)	$(1.27)	$(1.27)

	Six Months ended June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(3,763,169)	$—	$(3,763,169)
Weighted average shares used to compute basic and diluted EPS	8,149,896,079	(8,148,266,100)	1,629,979
Loss from continuing operations per share - basic and diluted	$(0.00)	$(2.31)	$(2.31)
Income from discontinued operations per share - basic and diluted	$0.00	$-	$0.00
Loss per share - basic and diluted	$(0.00)	$(2.31)	$(2.31)

The following shares of common stock exercisable or issuable from outstanding stock warrants and convertible instruments were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Unexercised common stock purchase warrants	2,732,024,518	(2,731,478,113)	546,405
Convertible preferred stock	13,623,422,433	(13,620,697,749)	2,724,684
Convertible notes payable	1,653,565,559	(1,653,234,846)	330,713
Promissory notes payable	3,732,316,577	(3,731,570,114)	746,463

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of $244,458,578 and a working capital deficit of $48,795,089. As of June 30, 2026, the Company was in default of $22,129,977 plus accrued interest on debt instruments due to non-payment upon maturity dates or failure to comply with the loan’s contractual payment terms. Current cash balances are not sufficient to satisfy obligations currently due. Management is exploring capital raising options which may or may not become available on a timely basis to meet the obligations that are past due. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management’s Plans

As a public company, Management believes it will be able to access the public equities market for fund raising for product development, sales and marketing and inventory requirements as we expand our distribution in the U.S. market, as well as corporate expenses and overhead. During the six months ended June 30, 2026, the Company received $290,000 in new promissory notes, $582,000 in convertible notes, and $47,069 from the net amount received from sales of common stock. Subsequent to June 30, 2026, the Company received $43,500 in exchange for two convertible promissory notes of $55,000 in the aggregate, and net proceeds of $40,167 from the sale of common stock.

On April 11, 2025, the Company entered into an Equity Financing Agreement (the “2025 Financing Agreement”) and Registration Rights Agreement (the “2025 Registration Rights Agreement”) with GHS. Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 (the “Commitment Amount”) of funding upon effectiveness of a registration statement on Form S-1. Pursuant to the effectiveness of the registration statement the Company has the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed three hundred percent (300%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the 2025 Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equalling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to eighty percent (80%) of the lowest daily volume weighted average price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put iso GHS. No put will be made in an amount equalling less than $10,000 or greater than $1,000,000. Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. The Company also agreed to issue to the investor as an equity incentive shares (the “Commitment Shares”) equal to one quarter of one percent (0.25%) of the Commitment Amount, priced at a fixed price equalling ninety-five (95%) of the VWAP for the trading day preceding the execution of Agreements. This equates to $25,000, and as of the filing date of this quarterly report the shares have not been issued. On May 7, 2025, the Company received a Notice of Effectiveness for the sale of up to 800,000 post reverse split (4,000,000,000 prior to the reverse split) shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement. For the six months ended June 30, 2026, the Company sold to GHS 439,796 post reverse split shares of common stock for proceeds of $47,069 net of offering costs and $5,000 of note payables paid.

On July 2, 2026, the Company receive a Notice of Effectiveness for the sale of up to 2,000,000 shares of the Company’s common stock to GHS, pursuant to the April 11, 2025, Financing Agreement and Registration Rights Agreement.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2026. Certain reclassifications have been made to previously reported amounts to be consistent with the current year period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at June 30, 2026, and December 31, 2025, and there was no excess of the FDIC insurance as of June 30, 2026, and December 31, 2025. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Sales Concentration and credit risk

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2026, and 2025, and their accounts receivable balance as of June 30, 2026:

	Sales % Three Months Ended June 30, 2026	Sales % Six Months Ended June 30, 2026	Sales % Three Months Ended June 30, 2025	Sales % Six Months Ended June 30, 2025	Accounts receivable balance June 30, 2026
Customer A	100.0%	97.8%	67.6%	58.2%	$8,766
Customer B	N/A	N/A	N/A	11.3%	$-
Customer C	N/A	N/A	14.2%	11.4%	$-
Customer D	N/A	N/A	16.3%	N/A	$-

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. As of June 30, 2026, two customers represented 58%, and 36%, respectively of our outstanding accounts receivable. As of December 31, 2025, two customers represented approximately 66% and 28%, respectively of our outstanding accounts receivable.

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs consist of finished goods. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Finished goods inventories as of June 30, 2026, and December 31, 2025, were $115,200 and $117,680, respectively. There are no inventory markdowns for the three and six months ended June 30, 2026, and 2025.

Purchase concentration

ARC began purchasing inventory during the three months ended March 31, 2025. For the three and six months ended June 30, 2026, ARC made no purchases. For the six months ended June 30, 2025, ARC purchased $166,536 of product, of which $151,445 (91%) was from one vendor. OES purchases finished renewable energy products from its’ suppliers. For the three and six months ended June 30, 2026, and 2025, OES made no purchases.

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

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sourced and distributed products	$-	$19,454	$315	$22,478
OED Installations	41,645	44,277	97,383	83,510
Total	$41,645	$63,731	$97,698	$105,988

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs (including trade shows) as incurred. For the three and six months ended June 30, 2026, the Company recorded advertising and marketing expenses of $22,208 and $24,695, respectively, compared to $15,123 and $42,863 for the three and six months ended June 30, 2025, respectively.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. . For the three and six months ended June 30, 2026, the Company research and development expenses of $-0- and $142, respectively, compared to $20,204 and $44,872 for the three and six months ended June 30, 2025, respectively.

.

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

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025, for each fair value hierarchy level:

June 30, 2026	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$9,840,324	$9,840,324

December 31, 2025	Derivative Liabilities	Total
Level I	$-	$-
Level II	$-	$-
Level III	$4,193,434	$4,193,434

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2026, and 2025, the Company’s dilutive securities are convertible into approximately 91,859,998 and 4,348,265 post reverse split (21,741,329,087, prior to the reverse split) shares of common stock, respectively. The following table represents the classes of dilutive securities as of June 30, 2026, and 2025, as restated for the 1:5,000 reverse stock split:

	June 30, 2026	June 30, 2025
Convertible preferred stock (1)	7,774,290	2,724,684
Unexercised common stock purchase warrants (1)	1,271,405	546,405
Convertible notes payable (1)	75,556,308	330,713
Promissory notes payable (1)	7,257,995	746,463
	91,859,998	4,348,265

(1)	The potentially dilutive shares included in the above table are limited whereby the conversion or exercise cannot result in the beneficial owner holding more than 4.99% of the then outstanding shares of common stock subsequent to any conversion or exercise. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive.

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

Recently adopted accounting pronouncements

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We adopted this ASU on a prospective basis effective January 1, 2026, and the adoption did not have a material impact on our consolidated financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment:

	June 30, 2026	December 31, 2025
Office equipment	$239,336	$239,336
Less: Accumulated depreciation	(234,055)	(228,627)
Property and Equipment, Net	$5,281	$10,709

Depreciation expense was $2,203 and $5,428 for the three and six months ended June 30, 2026, respectively, and $12,586 and $28,677 for the three and six months ended June 30, 2025, respectively.

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

On July 10, 2020, PCTI (the accounting acquirer) assumed the balance of a past-due 15% convertible note issued by the Company on September 13, 2017. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $25,000.

On May 28, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “May 2025 Note”), with a third-party (the “Holder”) due May 28, 2026 (the “Maturity Date”). The Holder shall have the right from time to time, and at any time following, convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder as further described in this Note (the “Conversion Price”) shall equal the Market Price (as defined in the Note), subject to adjustment as provided in this Note. “Market Price” shall mean 70% of the lowest Trading Price (as defined below) for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the volume weighted average price on the Principal Market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Quotestream or Bloomberg). The Company received proceeds of $191,000 on June 3, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $179,173 by the Monte Carlo simulation valuation method (with assumptions of volatility of 236.61% and risk free rate of 4.16%). In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at an exercise price of $1.00 post reverse split ($0.0002 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. At issuance, the Company had insufficient authorized shares available to settle these outstanding warrants, and these warrants were initially classified and recorded as a derivative liability. The warrants were valued at $969,039 at issuance, by the Monte Carlo simulation valuation method (with assumptions of volatility of 187.76% and risk free rate of 4.05%). The derivative liabilities from the embedded conversion feature and liability-classified warrants resulted in a debt discount of $191,000, and a derivative expense of $957,212 at issuance. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $102,983 and $167,474 based on the effective interest method was charged to interest expense. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the convertible note was $200,000, with a carrying value of $200,000, and $32,526 net of unamortized discounts of $-0-and $167,474, as of June 30, 2026, and December 31, 2025, respectively. As of November 28, 2025, the Company was in default of this note due to violation of the “Amortization Payments” term as specified in the note agreement, which required the Company to make monthly repayment instalment of $37,300 over a six-month period starting from November 28, 2025, and repay all remaining outstanding amounts under this note by May 28, 2026, the Maturity Date. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On July 15, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “July 2025 Note”) with a third-party (the “Holder”) due July 14, 2026 (the “Maturity Date”). The July 2025 Note is with the same lender and the same terms as the May 2025 Note. The Company received proceeds of $191,000 on July 15, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $187,309 by the Monte Carlo simulation valuation method (with assumptions of volatility of 257.88% and risk free rate of 4.11%). In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at an exercise price of $1.00 post reverse split ($0.0002 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. At issuance, the Company had insufficient authorized shares available to settle these outstanding warrants, these warrants are classified and recorded as a derivative liability. The warrants were valued at $836,069 at issuance, by the Monte Carlo simulation valuation method (with assumptions of volatility of 185.97% and risk free rate of 4.05%). The derivative liabilities from the embedded conversion feature and liability-classified warrants resulted in a debt discount of $191,000, and a derivative expense of $832,378 at issuance. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $77,147 and $117,032 based on the effective interest method was charged to interest expense. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the convertible note was $200,000, with a carrying value of $152,846, and $35,814, respectively, net of unamortized discounts of $47,154 and $164,186 as of June 30, 2026, and December 31, 2025. The Company was in default of this note due to the cross default provisions in this note in connection with default of the May 28, 2025, note. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On September 24, 2025 (the “Issue Date”), the Company entered into a 12%, $200,000 face value promissory note (the “September 2025 Note”) with a third-party (the “Holder”) due September 23, 2026 (the “Maturity Date”). The September 2025 Note is with the same lender and the same terms as the May 2025 Note. The Company received proceeds of $191,000 on September 24, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $9,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $176,598 by the Monte Carlo simulation valuation method (with assumptions of volatility of 212.92% and risk free rate of 3.63%). In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 200,000 post reverse split (1,000,000,000 prior to the reverse split) shares of common stock at an exercise price of $1.00 post reverse split ($0.0002 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. At issuance, the Company had insufficient authorized shares available to settle these outstanding warrants, these warrants are classified and recorded as a derivative liability. The warrants were valued at $332,395 at issuance, by the Monte Carlo simulation valuation method (with assumptions of volatility of 259.75% and risk free rate of 3.70%). The derivative liabilities from the embedded conversion feature and liability-classified warrants resulted in a debt discount of $191,000, and a derivative expense of $317,993 at issuance. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $40,793 and $59,213 based on the effective interest method was charged to interest expense. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the convertible note was $200,000, with a carrying value of $70,787, and $11,574, respectively, net of unamortized discounts of $129,213 and $188,426, as of June 30, 2026, and December 31, 2025, respectively. The Company was in default of this note due to the cross default provisions in this note in connection with the default of the May 28, 2025, note. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On July 31, 2025, the Company entered into an Exchange Agreement, whereby, the Company agreed that the holder may exchange any part or all of the outstanding principal and interest (the Exchange Amount) of the promissory note entered into on February 9, 2021, at any time and from time to time into the number of common shares equal to the Exchange Amount divided by the lowest trading price from the previous ten (10) trading days, and to extend the maturity date of the note to March 31, 2026. The Company determined the Exchange Agreement represented a substantial modification to the existing debt. Accordingly, the Company extinguished the promissory note dated February 9, 2021, as well as the accrued interest as of July 31, 2025, and recorded two convertible notes, one for the principal amount of $2,200,000 with an annual interest rate of 15% and one for the accrued interest of $1,358,229 with no additional interest in the future. The embedded conversion features for these convertible notes were accounted for as derivatives, which were valued at an initial amount of $1,842,831 on July 31, 2025, by the Monte Carlo simulation valuation method (with assumptions of volatility of 321% and risk free rate of 4.24%), and were recorded as debt discount that will be amortized based on the effective interest method through the new maturity date of the note of March 31, 2026. On June 16, 2026, the holder assigned this note to a related party of the holder. On June 17, 2026, the Company and the new holder entered into an Exchange Agreement, whereby the holder can convert amounts exchanged for shares of common stock at a conversion price equal to 90% of the previous five days’ lowest bid (the “Exchange Price”). The Exchange price can be adjusted lower under certain conditions, including if the Company issues or sells shares (the “Share Price Offering”) that is lower than the Exchange Price, the Exchange Price will be adjusted and reduced to the Share Price Offering. For the six months ended June 30, 2026, amortization of the debt discount of $814,637 based on the effective interest method was charged to interest expense. During the six months ended June 30, 2026, the holders converted $42,675 principal into 660,000 shares of common stock at an average conversion price of $0.0647. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the two convertible notes was $3,415,554 and $3,458,229, respectively, with a carrying value of $3,415,554 as of June 30, 2026, and $2,643,592, respectively, net of unamortized discount of $814,637 as of December 31, 2025. As of the date of this filing this note is in default as the maturity date has passed. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On January 22, 2026 (the “Issue Date”), the Company entered into a 12%, $147,000 face value promissory note (the “January 2026 Note”) with a third-party (the “Holder”) due October 30, 2026 (the “Maturity Date”). The Company received proceeds of $140,000 on January 22, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $7,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $162,818 by the Monte Carlo simulation valuation method (with assumptions of volatility of 191.43% and risk free rate of 3.57% resulted in a debt discount of $140,000, and an expense of $22,818 at issuance recognized in the consolidated statements of operations. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $23,660 and $35,229 based on the effective interest method was charged to interest expense. As of June 30, 2026, the outstanding principal balance of the convertible note was $147,000, with a carrying value of $35,229, net of unamortized discounts of $111,771 as of June 30, 2026.

On January 22, 2026 (the “Issue Date”), the Company entered into a 12%, $75,000 face value promissory note (the “2nd January 2026 Note”) with a third-party (the “Holder”) due October 30, 2026 (the “Maturity Date”). The Company received proceeds of $75,000 on January 22, 2026. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $82,961 by the Monte Carlo simulation valuation method (with assumptions of volatility of 191.43% and risk free rate of 3.57% resulted in a debt discount of $75,000, and an expense of $7,961 at issuance recognized in the consolidated statements of operations. For the three and six months ended June 30, 2026, amortization of the debt discount of $11,004 and $16,089 based on the effective interest method was charged to interest expense. As of June 30, 2026, the outstanding principal balance of the convertible note was $75,000, with a carrying value of $16,089, net of unamortized discounts of $58,911 as of June 30, 2026.

On May 14, 2026 (the “Issue Date”), the Company entered into a 12%, $100,000 face value promissory note (the “1st May 2026 Note”) with a third-party (the “Holder”) due February 28, 2027 (the “Maturity Date”). The Company received proceeds of $93,000 on May 15, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $7,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $129,685 by the Monte Carlo simulation valuation method (with assumptions of volatility of 260.81% and risk free rate of 3.78% resulted in a debt discount of $93,000, and an expense of $36,685 at issuance recognized in the consolidated statements of operations. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $8,011 based on the effective interest method was charged to interest expense. As of June 30, 2026, the outstanding principal balance of the 1st May 2026 Note was $100,000, with a carrying value of $8,011, net of unamortized discounts of $91,989 as of June 30, 2026.

On May 22, 2026 (the “Issue Date”), the Company entered into a 12%, $111,111 face value promissory note (the “2nd May 2026 Note”) with a third-party (the “Holder”) due May 22, 2027 (the “Maturity Date”). The Company received proceeds of $95,000 on May 25, 2026, after the holder deducted an original issue discount of $11,111 and the Company reimbursed the investor for expenses for legal fees and due diligence of $5,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $212,076 by the Monte Carlo simulation valuation method (with assumptions of volatility of 238.35% and risk free rate of 3.86% resulted in a debt discount of $85,500 and an expense of $126,576 at issuance recognized in the consolidated statements of operations. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $3,745 based on the effective interest method was charged to interest expense. As of June 30, 2026, the outstanding principal balance of the 2nd May 2026 Note was $111,111, with a carrying value of $3,745, net of unamortized discounts of $107,366 as of June 30, 2026.

On May 27, 2026 (the “Issue Date”), the Company entered into a 6%, $160,000 face value promissory note (the “3rd May 2026 Note”) with a third-party (the “Holder”) due May 27, 2027 (the “Maturity Date”). The Company received proceeds of $138,000 on May 27, 2026, after the holder deducted an original issue discount of $16,000 and the Company reimbursed the investor for expenses for legal fees and due diligence of $6,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $280,970 by the Monte Carlo simulation valuation method (with assumptions of volatility of 240.72% and risk free rate of 3.80% resulted in a debt discount of $124,000 and an expense of $156,970 at issuance recognized in the consolidated statements of operations. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $2,554 based on the effective interest method was charged to interest expense. As of June 30, 2026, the outstanding principal balance of the 3rd May 2026 Note was $160,000, with a carrying value of $2,554, net of unamortized discounts of $157,446 as of June 30, 2026.

On June 15, 2026 (the “Issue Date”), the Company entered into a 12% $50,000 face value promissory note (the June 2026 Note”) with a third-party (the “Holder”) due June 15, 2027 (the “Maturity Date”). The Company received proceeds of $41,000 on June 12, 2026, after the holder deducted an original issue discount of $5,000 and the Company reimbursed the investor for expenses for legal fees and due diligence of $4,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and accounted for the conversion feature as a derivative liability with an initial fair value of $109,039 by the Monte Carlo simulation valuation method (with assumptions of volatility of 249.72% and risk free rate of 3.84% resulted in a debt discount of $36,900 and an expense of $72,139 at issuance recognized in the consolidated statements of operations. For the three and six months ended June 30, 2026, amortization of the debt discount (including debt issuance costs) of $2,055 based on the effective interest method was charged to interest expense. As of June 30, 2026, the outstanding principal balance of the June 2026 Note was $50,000, with a carrying value of $2,055, net of unamortized discounts of $47,945 as of June 30, 2026.

The following table summarizes the Company’s convertible notes payable:

	Six Months ended June 30, 2026	Year ended December 31, 2025
Beginning convertible notes principal balance	$4,083,229	$25,000
New convertible note issuances	643,111	600,000
Convertible notes issued in exchange for promissory note and accrued interest as a result of loan modification	-	3,558,229
Less: conversion	(42,675)	(100,000)
Less: unamortized discounts	(751,795)	(1,334,724)
Ending balance, net of discounts	$3,931,870	$2,748,505

The Company valued the derivative liabilities at June 30, 2026, and December 31, 2025, at $9,840,324 and $4,193,434 respectively.

(1)	As of January 21, 2026, the date of the reverse stock split (the reverse stock split), the Company has sufficient authorized shares available to settle certain outstanding warrants. As a result, these warrants met the criteria for equity classification and the corresponding embedded derivative no longer required separate liability classification. The carrying amount of the derivative liability of $1,513,786 as of that date was reclassified to additional paid-in capital. On January 21, 2026, the Company revalued all of the warrants associated with the convertible notes dated May 28, 2025, July 15, 2025, and September 24, 2025. The Company used the Monte Carlo simulation valuation method with the following assumptions as of January 21, 2026, risk free rate at 3.78% to 3.80%, and volatility of 194.76% to 224.55%, which resulted in a fair value of $1,513,786, which was $98,012 less than the fair value at December 31, 2025. The Company reduced the derivative liability and a credited expense for $98,012, for the six months ended June 30, 2026.

(2)	For the derivative liabilities associated with the embedded conversion feature of convertible notes, the Company used the Monte Carlo simulation valuation method with the following assumptions as of June 30, 2026, and December 31, 2025, risk free rate at 3.87% to 4.00%, and 3.54% to 3.67%, respectively, and volatility of 263.90% to 344.79%, and 300.23% to 347%, respectively.

(3)	For the derivative liabilities associated with the remaining outstanding warrants which were primarily issued in prior years, the following assumptions were utilized in the Black-Scholes valuation method as of June 30, 2026, and December 31, 2025, risk free interest rate of 3.87% to 4.14% and 3.54% to 3.59%, respectively, volatility of 344.81% and 347%, respectively, and exercise prices of $9.50 to $40.00 post reverse split ($0.0019 to $0.008 prior to the reverse split) per share for June 30,2026 and $1.00 to $40.00 post reverse split ($0.0002 to $0.008 prior to the reverse split) for December 31,2025.

A summary of the activity related to derivative liabilities for the six months ended June 30, 2026, and 2025, is as follows:

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2026	$1,644,738	$2,548,696	$4,193,434
Fair value of issuances	-	977,549	977,549
Change in fair value	(123,081)	6,352,909	6,229,828
Write off for conversions	-	(46,701)	(46,701)
Reclassified to equity	(1,513,786)	-	(1,513,786)
Balance June 30, 2026	$7,871	$9,832,453	$9,840,324

	Derivative liabilities associated with warrants	Derivative liabilities associated with convertible notes	Total derivative liabilities

Balance January 1, 2025	$176,103	$34,390	$210,493
Fair value of issuances	400,000	-	400,000
Change in fair value	105,416	12,087	117,503
Balance June 30, 2025	$681,519	$46,477	$727,996

NOTE 6 – NOTES PAYABLE

The Company has the following notes payable outstanding:

	June 30, 2026	December 31, 2025

Note payable, interest at 8% or 20% (if default), matured January 5, 2020, in default	$45,000	$45,000
Other, due on demand, interest at 6%, currently in default	50,000	50,000
Note payable $750,000 face value, interest at default rate of 24%, matured August 24, 2021, in default	375,000	375,000
Note payable $389,423 face value, interest at 15%, matured November 6, 2025, in default	389,423	389,423
Note payable $1,000,000 face value, interest 24% default rate, matured November 13, 2021, in default	1,000,000	1,000,000
Note payable $11,110,000 face value, interest at 15%, matured October 31, 2024, in default	11,110,000	11,110,000
Note payable $3,300,000 face value, interest at 15%, matured October 31, 2024, in default	3,300,000	3,300,000
Note payable $3,020,000 face value, matured March 31, 2023, in default	1,820,000	1,820,000
Note payable $165,000 face value, interest at 15%, matures August 13, 2026, net of discount of $1,875 (2026) and $9,375 (2025), respectively	163,125	155,625
Note payable $250,000 face value, interest at 15%, matures November 21, 2026, net of discount of $21,875 (2026) and $46,875 (2025), respectively	228,125	203,125
Note payable $100,000 face value, interest at 15%, matures January 5, 2027, net of discount of $5,000	95,000	-
Note payable $110,000 face value, interest at 15%, matures February 3, 2027, net of discount of $5,833	104,167	-
Note payable $110,000 face value, interest at 15%, matures May 13, 2027, net of discount of $9,583	100,417	-
Sub-total notes payable, net of discount	18,780,257	18,448,173
Less long-term portion, net of discount	-	-
Current portion of notes payable, net of discount	$18,780,257	$18,448,173

On May 13, 2026, the Company entered into a 15% Secured Promissory Note for $110,000 with a third-party lender and a maturity date of May 13, 2027. The Company received proceeds of $100,000 on May 12, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $10,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the three and six months ended June 30, 2026, $417, was charged to interest expense. As of June 30, 2026, the outstanding principal balance of this note was $110,000 with a carrying value of $100,417, net of unamortized discounts of $9,583 as of June 30, 2026.

On February 3, 2026, the Company entered into a 15% Secured Promissory Note for $110,000 with a third-party lender and a maturity date of February 3, 2027. The Company received proceeds of $100,000 on February 5, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $10,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the three and six months ended June 30, 2026, $2,500 and $4,167, respectively, was charged to interest expense. As of June 30, 2026, the outstanding principal balance of this note was $110,000 with a carrying value of $104,167, net of unamortized discounts of $5,833 as of June 30, 2026.

On January 5, 2026, the Company entered into a 15% Secured Promissory Note for $100,000 with a third-party lender and a maturity date of January 5, 2027. The Company received proceeds of $90,000 on January 5, 2026, and the Company reimbursed the investor for expenses for legal fees and due diligence of $10,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the three and six months ended June 30, 2026, $2,500 and $5,000, respectively, was charged to interest expense. As of June 30, 2026, the outstanding principal balance of this note was $100,000 with a carrying value of $95,000, net of unamortized discounts of $5,000 as of June 30, 2026.

On November 21, 2025, the Company entered into a 15% Secured Promissory Note for $250,000 with a third-party lender and a maturity date of November 21, 2026. The Company received proceeds of $200,000 on December 9, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $50,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the three and six months ended June 30, 2026, $12,500 and $25,000, respectively, was charged to interest expense. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $250,000 with a carrying value of $228,125, and $203,125, respectively, net of unamortized discounts of $21,875 and $46,875 as of June 30, 2026, and December 31, 2025, respectively.

On August 13, 2025, the Company entered into a 15% Secured Promissory Note for $165,000 with a third-party lender and a maturity date of August 13, 2026. The Company received proceeds of $150,000 on August 14, 2025, and the Company reimbursed the investor for expenses for legal fees and due diligence of $15,000 (original issue discount or “OID”). This note shall be senior secured by any and all assets of the Company. For the three and six months ended June 30, 2026, $3,750 and $7,500, respectively, was charged to interest expense. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $165,000 with a carrying value of $163,125, and $155,625, respectively, net of unamortized discounts of $1,875 and $9,375, as of June 30, 2026, and December 31, 2025, respectively. As of the date of this filing this note is in default as the maturity date has passed.

On November 11, 2022, the Company entered into a non-interest bearing, $3,020,000 face value promissory note with a third-party lender with scheduled weekly payments and a maturity date of March 31, 2023. In exchange for the issuance of the $3,020,000 note, inclusive of an original issue discount of $250,000, and the reclass of $260,000 from accounts payable and accrued expenses the Company received proceeds of $2,510,000 on November 11, 2022, from the lender. Through December 31, 2025, the Company has repaid $1,200,000 of the principal of the note. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was 1,820,000. The Company is in default on the weekly payments. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On December 7, 2021, the Company entered into a 12%, $3,300,000 face value promissory note with a third- party lender with a maturity date of December 7, 2022. In exchange for the issuance of the $3,300,000 note, inclusive of an original issue discount of $300,000, the Company received proceeds of $3,000,000 on December 13, 2021, from the lender. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company determined that this transaction was a modification of the existing note. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $3,300,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On March 17, 2021, the Company entered into a 12%, $11,110,000 face value promissory note with a third- party lender with a maturity date of March 17, 2022. In exchange for the issuance of the $11,110,000 note, inclusive of an original issue discount of $1,000,000 and lender costs of $110,000, the Company received proceeds of $10,000,000 on March 23, 2021, from the lender. On October 31, 2022, the maturity date of the note was extended to October 31, 2024, and the interest rate was increased to 15% per annum. The Company determined that this transaction was a modification of the existing note. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $11,110,000. The Company is currently in discussions with the lender regarding an extension of the maturity date.

On November 13, 2020, the Company entered into a 12%, $1,000,000 face value promissory note with a third-party due November 13, 2021. Principal payments shall be made in six instalments of $166,667 commencing 180 days from the issue date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the maturity date. The Company received proceeds of $890,000 on November 20, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $110,000. In conjunction with this note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 25,000 post reverse split (125,000,000 prior to the reverse split) shares of common stock at an exercise price of $40 post reverse split ($0.008 prior to the reverse split) per share, subject to adjustments and expires on the eight-year (as amended) anniversary of the issue date. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $1,000,000. As of June 30, 2026, and December 31, 2025, the accrued interest is $1,215,452 and $1,095,452, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

On November 6, 2020, the Company entered into a Settlement Agreement with the holder of $120,000 of convertible notes with accrued and unpaid interest of $8,716 and a $210,000 Promissory Noted dated June 23, 2020, with accrued and unpaid interest of $15,707. The Company issued a new 12% Promissory Note with a face value of $389,423 and a maturity date of November 6, 2023, and was in default. In conjunction with this settlement, the Company issued a warrant to purchase 12,000 post reverse split (60,000,000 prior to the reverse split) shares of common stock at an exercise price of $37.50 post reverse split ($0.0075 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the issue date. The Company analyzed the transaction and concluded that this was a modification to the existing debt. The investor exercised the warrant on January 14, 2021. On November 6, 2023, the maturity date of the note was extended to November 6, 2025, and the interest rate was increased to 15% per annum. The Company issued warrants to purchase 12,000 post reverse split (60,000,000 prior to the reverse split) shares of common stock at an exercise price of $9.50 post reverse split ($0.0019 prior to the reverse split) per share, and with an expiration of November 6, 2026, in exchange for the extension. The warrants were valued at $113,921 by the Black-Scholes option pricing method and have been amortized through the new maturity date of the note. The Company determined that this transaction was a modification of the existing note. For the three and six months ended June 30, 2025, $14,240 and $28,480, respectively, were charged to interest expense. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $389,423. As of June 30, 2026, and December 31, 2025, the accrued interest is $298,538 and $269,331, respectively.

On August 24, 2020 (the “Issue Date”), the Company entered into a 12%, $750,000 face value promissory note with a third-party (the “Holder”) due August 24, 2021 (the “Maturity Date”). Principal payments shall be made in six instalments of $125,000 commencing 180 days from the Issue Date and continuing each 30 days thereafter for 5 months and the final payment of principal and interest due on the Maturity Date. The Holder shall have the right from time to time, and at any time following an event of default, as defined on the agreement, to convert all or any part of the outstanding and unpaid principal, interest and any other amounts due into fully paid and non-assessable shares of common stock of the Company, at the lower of i) the Trading Price (as defined in the agreement) during the previous five trading days prior to the Issuance Date or ii) the volume weighted average price during the five trading days ending on the day preceding the conversion date. The Company received proceeds of $663,000 on August 25, 2020, and the Company reimbursed the investor for expenses for legal fees and due diligence of $87,000. In conjunction with this Note, the Company issued 2 common stock purchase warrants; each warrant entitles the Holder to purchase 24,590 post reverse split (122,950,819 prior to the reverse split) shares of common stock at an exercise price of $30.50 post reverse split ($0.0061 prior to the reverse split) per share, subject to adjustments and expires on the five-year anniversary of the Issue Date. On July 15, 2025, the warrants were extended to have a maturity date of the eighth-year anniversary of the Issue Date. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of this note was $375,000. This note is in default and the interest rate from the date of default is the lesser of 24% or the highest amount permitted by law. During the six months ended June 30, 2026, the Holder converted $63,665 of accrued interest (plus conversion fees) into 759,200 shares of common stock at a conversion price of $.04624 to $0.10804. As of June 30, 2026, and December 31, 2025, the accrued interest is $417,573 and $423,896, respectively. The Company is in discussions with the lender regarding the extension of the maturity date of this note.

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

EV Insurance Company records premiums received from the issuance of Vehicle Service Contracts (“VSC’s”) as a deferred liability. The Company will analyze the deferred liability to determine if any amounts can be recorded as income with the balance remaining in deferred liabilities for potential future claims. During the six months ended June 30, 2026, the Company paid a claim of $12,779 and charged the deferred liability account. As of June 30, 2026, and December 31, 2025, the Company has recorded $51,831 and $42,425 as deferred liabilities related to VSC’s.

The deferred liability as of June 30, 2026, and December 31, 2025, on the consolidated balance sheets is $541,831 and $532,425 respectively.

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

Management Fees, Sale of Building and Related Party Payables

For the three and six months ended June 30, 2026, and 2025, the Company recorded expenses to Mr. Conway of $240,000 and $480,000, respectively. During the year ended December 31, 2025, the Company sold its building to an entity controlled by Mr. Conway. The sale price was $600,000 and the Company received $100,000 in cash and Mr. Conway forgave $500,000 of related party accrued and unpaid management fees owed. After the building was sold to the related party, the Company leased back the building from the same related party in September 2025 for a three-year lease with a monthly lease payment of $5,000 beginning on September 1, 2026, which was accounted for as a sale and leaseback transaction (see Note 12). As of June 30, 2026, and December 31, 2025, the Company owes Mr. Conway $506,600 and $281,600 for unpaid management fees, which is included in related party liabilities on the unaudited consolidated balance sheets presented herein.

Note receivable, related party

During the year ended December 31, 2025, the Company loaned 14464664 Canada Inc. (“Bluezone Beverages”) $150,000 in exchange for a promissory note issued on December 9, 2025, that bears interest at 5% and has a maturity date of December 8, 2027. On January 5, 2026, and February 4, 2026, the Company loaned Bluezone Beverages $75,000 and $100,000 respectively. As of June 30, 2026, and December 31, 2025, the balances of note receivable, related party is $325,000 and $150,000, respectively, and is included in non-current assets on the unaudited consolidated balance sheets. For the three and six months ended June 30, 2026, the Company has recorded interest income and interest receivable of $7,979. The Company has a binding letter of intent with Bluezone.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Agreements

On September 1, 2021, Ozop Capital entered into an advisory agreement (the “RMA Agreement”) with Risk Management Advisors, Inc. (“RMA”). Pursuant to the terms of the RMA Agreement, RMA will assist Ozop Capital in analyzing, structuring, and coordinating Ozop Capital’s participation in a captive insurance company. RMA will coordinate legal, accounting, tax, actuarial and other services necessary to implement the Company’s participation in a captive insurance company, including, but not limited to, the preparation of an actuarial feasibility study, filing of all required regulatory applications, domicile selection, structural selection, and coordination of the preparation of legal documentation. The fee for these services was $100,000. Ozop Capital agreed to pay $50,000 and to issue $50,000 of shares of restricted common stock. The parties agreed to a reduced fee of $48,000 for the years ended December 31, 2025. As of June 30, 2026, and December 31, 2025, $144,000 is included in accounts payable and accrued expenses on the unaudited consolidated balance sheets presented herein. As of June 30, 2026, and December 31, 2025, the Company has recorded 128 post reverse split (637,755 prior to the reverse split) shares of common stock to be issued for the balance owed, in addition to the $48,000.

On March 4, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Salman J. Chaudhry, pursuant to which the Company agreed to pay Mr. Chaudry $227,200 (the “Outstanding Fees”) in certain increments as set forth in the Separation Agreement. As of June 30, 2026, and December 31, 2025, the balance owed Mr. Chaudhry is $162,085.

On September 2, 2020, PCTI entered into an Agreement with a third-party. Pursuant to the terms of the agreement, in exchange for $750,000, PCTI agreed to pay the third-party a perpetual three percent (3%) payment of revenues, as defined in the agreement. On February 26, 2021, the agreement was assigned to Ozop and on March 4, 2021, the agreement was amended, whereby in exchange for 35,000 post reverse split (175,000,000 prior to the reverse split) shares of common stock, the royalty percentage was amended to 1.8% (see Note 7). As of June 30, 2026, and December 31, 2025, the Company has recorded $243,272, respectively, and is included in accounts payable and accrued expenses on the unaudited consolidated balance sheets presented herein.

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

During the six months ended June 30, 2026, the Company issued an aggregate of 439,796 post reverse split shares of common stock and received net proceeds of $47,069 after issuance costs of $5,654 and $5,000 of accrued interest repayment.

During the three and six months ended June 30, 2026, the Company issued 436,800 and 759,200, respectively, post reverse split shares of common stock in payment of accrued interest of $40,422 and fees of $1,500 (three months), and accrued interest of $60,665 and fees of $3,000 (six months).

During the three and six months ended June 30, 2026, a convertible note holder converted principal of $42,675 into 660,000 shares of common stock at conversion prices of $0.06 to $0.07. The equity recorded is the sum of the carrying amounts of the debt host and the bifurcated conversion option liability, which is valued at $89,376.

During the three and six months ended June 30, 2026, the Company issued 300,000 and 600,000, respectively, post reverse split shares of common stock pursuant to Service Agreements with third parties, which were valued at $162,000 and $210,000, respectively, based on quoted market price on the issuance date. In addition, $162,000 is amortized over the one-year service period and accordingly, the Company recorded amortized stock-based compensation of $31,455 and $79,455 for the three and six months ended June 30, 2026. As of June 30, 2026, unamortized stock-based compensation was $130,545, which was included in the prepaid expenses on the consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company issued an aggregate of 46,154 post reverse split (230,771,625 prior to the reverse split) and 272,920 post reverse split (1,364,594,180 prior to the reverse split) shares of common stock respectively and received net proceeds of $35,160 and $295,965 after issuance costs of $1,763 and $12,315 respectively.

During the three and six months ended June 30, 2025, the Company issued an aggregate of 40,000 post reverse split (200,000,000 prior to the reverse split) shares of common stock pursuant to a Service Agreement (including amendments) with a third party and recorded a stock based compensation of $40,000.

On May 29, 2025, the Company issued 86,333 post reverse split (431,665,700 prior to the reverse split) shares of common stock in payment of accrued interest of $33,783 and fees of $750.

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

Preferred stock

As of June 30, 2026, and December 31, 2025, 10,000,000 shares have been authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

On July 7, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series C Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series C Preferred Stock, 50,000 shares of the Company’s preferred remain designated as Series C Preferred Stock. The holders of Series C Preferred Stock have no conversion rights and no dividend rights. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the Holder thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to sixty-seven (67%) percent of the total vote. As of June 30, 2026, and December 31, 2025, there were 2,500 shares of Series C Preferred Stock issued and outstanding and the shares are held by Mr. Conway.

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

On July 27, 2021, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Series D Amendment”). Under the terms of the Series D Amendment, 4,570 shares of the Company’s preferred stock will be designated as Series D Convertible Preferred Stock. The holders of the Series D Convertible Preferred Stock shall not be entitled to receive dividends. Any holder may, at any time convert any number of shares of Series D Convertible Preferred Stock held by such holder into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 1.5 and dividing that number by the number of authorized shares of Series D Convertible Preferred Stock and multiply that result by the number of shares of Series D Convertible Preferred Stock being converted. Except as provided in the Series D Amendment or as otherwise required by law, no holder of the Series D Convertible Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Company for their vote, waiver, release or other action. The Series D Convertible Preferred Stock shall not bear any liquidation rights. On July 28, 2021, the Company closed on a Stock and Warrant Purchase Agreement (the “Series D SPA”). Pursuant to the terms of Series D SPA, an investor in exchange for $13,200,000 purchased one share of Series D Preferred Stock, and a warrant to acquire 3,236 shares of Series D Preferred Stock. As of June 30, 2026, and December 31, 2025, there were 1,334 shares, respectively, of Series D Preferred Stock issued and outstanding and a warrant to purchase 3,236 shares of Series D Preferred Stock are outstanding as of June 30, 2026, and December 31, 2025.

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

Series E Preferred Stock

On July 7, 2020, the Company filed a Certificate of Designation with the State of Nevada of the Company’s Series E Preferred Stock. Under the terms of the Certificate of Designation of Series E Preferred Stock, 3,000 shares of the Company’s preferred stock have been designated as Series E Preferred Stock. The holders of the Series E Convertible Preferred Stock shall not be entitled to receive dividends. No holder of the Series E Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law. At any time, the Corporation may redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 (one thousand dollars) per share. The shares of Series E Preferred Stock have not been registered under the Securities Act of 1933 or the laws of any state of the United States and may not be transferred without such registration or an exemption from registration. As of June 30, 2026, and December 31, 2025, there were -0- shares of Series E Preferred Stock issued and outstanding, respectively.

NOTE 11 – NONCONTROLLING INTEREST

On August 19, 2021, the Company formed Ozop Capital. The Company initially owned 51% with PJN Holdings, LLC (“PJN”) owning 49%. Brian Conway was appointed as the sole officer and director of Ozop Capital and has voting control of Ozop Capital. The Company presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. On September 13, 2022, there was a change in the ownership percentages, as PJN returned 490,000 shares, representing their 49% ownership. As of that date, Ozop Capital is a wholly owned subsidiary of the Company. As of June 30, 2026, and December 31, 2025, the accumulative noncontrolling interest is $784,777, respectively.

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

Right-of-use assets are summarized below:

	June 30, 2026	December 31, 2025
Office and warehouse lease	$805,995	$805,995
Less: Accumulated amortization	(729,592)	(644,318)
Right-of-use assets, net	$76,403	$161,677

Operating lease liabilities are summarized as follows:

	June 30, 2026	December 31, 2025
Lease liability	$109,736	$178,372
Less current portion	(42,911)	(84,644)
Long term portion	$66,825	$93,728

Maturity of lease liabilities are as follows:

For the year ending December 31, 2026 (remaining period)	$20,000
For the year ending December 31, 2027	60,000
For the year ending December 31, 2028	40,000
Total	$120,000
Less: present value discount	(10,264)
Lease liability	$109,736

For the three and six months ended June 30, 2026, the Company recorded $8,656 and $16,639, respectively, to operating lease expense (after netting off the sublease income). For the three and six months ended June 30, 2025, the Company recorded a credit of $1,324 and $2,303, respectively, to operating lease expense (after netting off the sublease income).

NOTE 13 – DISCONTINUED OPERATIONS

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceeding which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the unaudited accompanying consolidated financial statements for the three and six months ended June 30, 2026, and 2025. On October 3, 2022, PCTI filed a Voluntary Petition for Non- Individuals Filing for Bankruptcy. On November 30, 2022, the Trustee filed a Notice of Abandonment of Estate Property, as it is over encumbered by the secured creditors. No objections were filed, and as such the inventory and equipment is now considered abandoned to the secured creditors to do with what they wish. In March 2023, the Trustee declared this a no-asset case and closed the bankruptcy.

There were no operating results from the discontinued operations for the three and six months ended June 30, 2026, and 2025.There are no assets as of June 30, 2026, and December 31, 2025, as the secured lender has taken possession. Liabilities of discontinued operations are separately reported as of June 30, 2026, and December 31, 2025. All liabilities are classified as current. The following tables present the reconciliation of carrying amounts of the major classes of liabilities of the Company classified as discontinued operations in the consolidated balance sheets at June 30, 2026, and December 31, 2025:

Current liabilities

	June 30, 2026	December 31, 2025
Accounts payable and accrued liabilities	$445,565	$445,565
Current portion of notes payable	589,246	589,246
Total current liabilities of discontinued operations	$1,034,811	$1,034,811

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

NOTE 14 - INCOME TAXES

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and six months ended June 30, 2026, and 2025, was 0% and 0%, respectively. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on net deferred tax assets, based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of June 30, 2026, and December 31, 2025.

As of June 30, 2026, and December 31, 2025, the liability for uncertain tax positions is zero and the Company believes that no liability for unrecognized tax benefits is required in relation to the potential for additional assessments.

NOTE 15 – SUBSEQUENT EVENTS

Common Stock Issued for Conversions

On July 7, 2026, the Holder of the promissory note dated February 9, 2021, converted $13,320 of principal into 250,000 shares of common stock at a conversion price of $0.05328.

On July 8, 2026, the Holder of the promissory note dated February 9, 2021, converted $14,386 of principal into 270,000 shares of common stock at a conversion price of $0.05328.

On July 9, 2026, the Holder of the promissory note dated August 24, 2020, converted $17,157 of accrued interest and fees into 283,500 shares of common stock at a conversion price of $0.06052.

On July 9, 2026, the Holder of the promissory note dated February 9, 2021, converted $14,918 of principal into 280,000 shares of common stock at a conversion price of $0.05328.

On July13, 2026, the Holder of the promissory note dated February 9, 2021, converted $17,849 of principal into 335,000 shares of common stock at a conversion price of $0.05328.

On July 16, 2026, the Holder of the promissory note dated August 24, 2020, converted $13,293 of accrued interest and fees into 340,500 shares of common stock at a conversion price of $0.03904.

On July 27, 2026, the Holder of the promissory note dated January 22, 2026, converted $12,000 of principal into 307,180 shares of common stock at a conversion price of $0.03907.

On July 28, 2026, the Holder of the promissory note dated January 22, 2026, converted $12,000 of principal into 302,648 shares of common stock at a conversion price of $0.03965.

On July 29, 2026, the Holder of the promissory note dated January 22, 2026, converted $11,500 of principal into 372,470 shares of common stock at a conversion price of $0.03087.

On July 29, 2026, the Holder of the promissory note dated February 9, 2021, converted $10,441 of principal into 385,000 shares of common stock at a conversion price of $0.02712.

On August 10, 2026, the Holder of the promissory note dated January 22, 2026, converted $7,231 of principal into 444,985 shares of common stock at a conversion price of $0.01625.

On August 10, 2026, the Holder of the promissory note dated January 22, 2026, converted $7,200 of principal into 443,076 shares of common stock at a conversion price of $0.01625.

On August 13, 2026, the Holder of the promissory note dated January 22, 2026, converted $8,313 of principal into 511,569 shares of common stock at a conversion price of $0.01625.

On August 13, 2026, the Holder of the promissory note dated January 22, 2026, converted $8,300 of principal into 510,769 shares of common stock at a conversion price of $0.01625.

On August 14, 2026, the Holder of the promissory note dated February 9, 2021, converted $8,986 of principal into 520,000 shares of common stock at a conversion price of $0.01728.

Sales of common stock

On July 6, 2026, the Company sold GHS 250,147 shares of common stock for proceeds of $15,611 net of accrued interest repayment of $2,500 and offering costs.

On July 21, 2026, the Company sold GHS 358,880 shares of common stock for proceeds of $18,509 net of accrued interest repayment of $2,500 and offering costs.

On August 11, 2026, the Company sold GHS 445,000 shares of common stock for proceeds of $6,048 net of accrued interest repayment of $2,500 and offering costs.

Convertible Promissory Note Issuance

On July 1, 2026, the Company entered into a 10%, $27,500 face value convertible promissory note with a third-party due July 1, 2027. The conversion price shall be equal to 65%, multiplied by the lowest trading price for the Common Stock during the twenty (20) trading days prior to the conversion date. The Company received proceeds of $21,000 on July 2, 2026, after the holder deducted an original issue discount of $2,500 and the Company reimbursed the investor for expenses for legal fees and due diligence of $4,000. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and will account for the conversion feature as a derivative liability.

On July 1, 2026, the Company entered into a 10%, $27,500 face value convertible promissory note with a third-party due July 1, 2027. The conversion price shall be equal to 65%, multiplied by the lowest trading price for the Common Stock during the twenty (20) trading days prior to the conversion date. The Company received proceeds of $22,500 on July 2, 2026, after the holder deducted an original issue discount of $2,500 and the Company reimbursed the investor for expenses for legal fees and due diligence of $2,500. Pursuant to ASC 815, the Company determined that the conversion feature is embedded in the debt host and will account for the conversion feature as a derivative liability.

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

Discontinued Operations

On September 1, 2022, the BOD of the Company authorized the filing of a Chapter 7 proceedings which meets the definition of a discontinued operation. Accordingly, the operating results of PCTI are reported as income from discontinued operations in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2026, and 2025.

Results of Operations for the three and six months ended June 30, 2026, and 2025:

Revenue

For the three and six months ended June 30, 2026, the Company generated revenue of $41,645 and $97,698, respectively, compared to $63,731 and $105,988 for the three and six months ended June 30, 2025. Revenues from Ozop Energy Systems, Inc. (“OES”) and Automated Room Controls, Inc. (“ARC”) are classified as sourced and distributed products. Ozop Engineering and Design (“OED”) revenues are classified as design and installation. Sales are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sourced and distributed products	$-	$19,454	$315	$22,478
Design and installation	41,645	44,277	97,383	83,510
Total	$41,645	$63,731	$97,698	$105,988

Design and installation revenues decreased for the three months ended June 30, 2026, and increased for the six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, as OED received more jobs in the current year to date period compared to the prior year to date period. Sales of sourced and distributed products (ARC and OES) were lower for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. The Company believes the lower revenues were due to higher interest rates affecting homeowners’ ability and desire for residential rooftop solar installations as well as competitors lowering their selling prices to try to capture a part of the lower demand. These factors also resulted in our customers having excess inventory on hand, and our decision to not currently place additional orders for solar products.

Cost of sales and Gross profit

For the three and six months ended June 30, 2026, the Company recognized cost of sales of $31,087 and $76,746, respectively, compared to $45,868 and 78,636, respectively, of cost of sales for the three and six months ended June 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sourced and distributed products	$-	$16,365	$2,385	$19,029
Design and installation	31,087	29,503	74,361	59,607
Total	$31,087	$45,868	$76,746	$78,636

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross margin	25.4%	28.0%	21.4%	25.8%

The gross margin on design and installation was 25.4% and 23.6% for the three and six months ended June 30, 2026, compared to 33.4% and 28.6% for the three and six months ended June 30, 2025. The Company recognized a gross margin on solar products (OES) of 11.7% and 11.8% for the three and six months ended June 30, 2025, and there were no sales and gross margin for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, ARC had a gross margin of 19.5%.

Operating expenses

Total operating expenses for the three and six months ended June 30, 2026, were $734,841 and $1,406,643 respectively, compared to $843,326 and $1,783,644 for the three and six months ended June 30, 2025. The operating expenses were comprised of:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Management fees, related parties	$240,000	$240,000	$480,000	$480,000
Salaries, taxes, and benefits	24,641	147,414	54,082	375,504
Stock compensation expense	31,455	40,000	79,455	40,000
Travel expenses	1,189	10,858	2,872	34,257
Professional and consulting fees	282,928	228,100	506,743	457,275
Advertising and marketing	22,208	15,123	24,695	42,863
Rent, building and office expenses	53,982	24,113	93,603	58,539
Research and development costs	-	20,204	142	44,872
Insurance	30,896	49,135	61,494	112,017
General and administrative, other	47,542	68,379	103,557	138,317
Total operating expenses	$734,841	$843,326	$1,406,643	$1,783,644

Effective January 1, 2022, the Company entered into an employment agreement with Mr. Conway. Pursuant to the agreement, Mr. Conway receives annual compensation of $240,000 from the Company and will also be eligible to receive bonuses and equity grants at the discretion of the BOD. The Company also agreed to compensate Mr. Conway for services provided directly to any of the Company’s subsidiaries. Currently, the subsidiaries of Ozop Capital, OES and OED, each records an expense for Mr. Conway $20,000 per month.

Salaries, taxes, and benefits decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. OES currently has 1 employee with an annual salary of $84,000, compared to 2 employees (through April 30, 2025) with an aggregate annual salary of $204,000 (through April 30, 2025) and $84,000 for May and June 2025. The solar distribution of this vertical is being managed by our financial consultant and the Company’s CEO. For the three and six months ended June 30, 2026, OED was paying employees on a per hour basis for time travel to and from a job and time of service at a job and is 100% charged to cost of sales (see above). For the three and six months ended June 30, 2025, OED had two employees with an aggregate annual compensation of $244,000 and allocated $29,347 and $59,607, respectively, of salaries and payroll taxes to cost of sales for the three and six months ended June 30, 2025. ARC did not have any employees for the three and six months ended June 30, 2026, and is being managed by our financial consultant, our OES employee, and the Company’s CEO. For the three and six months ended June 30, 2025, ARC had 3 employees (thru April 30,2025), then 2 employees for the remainder of the three months ending June 30, 2025, with an annual salary of $310,000, through April 30, 2025, and $216,000 for May and June 2025. Ozop Capital Partners had one employee through January 15, 2026, with annual compensation of $144,000. The Company allocates salaries and related expenses to the appropriate subsidiary for where their services are being performed. The expenses per subsidiary included in operating expenses for the three and six months ended June 30, 2026, and 2025, are as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Ozop Energy Systems	$22,607	$33,372	$45,625	$89,021
Ozop Engineering and Design	2,034	11,930	2,034	68,315
Automated Room Controls	-	67,097	-	151,562
Ozop Capital Partners/EV Insurance Company	-	35,015	6,423	66,606
Total	$24,641	$147,414	$54,082	$375,504

During the three and six months ended June 30, 2026, the Company issued 300,000 and 600,000, respectively, post reverse split shares of common stock pursuant to Service Agreements with third parties and recorded stock based compensation of $31,455 (three months) and $79,455 (six months). The Company valued the 300,000 shares issued in the three months ended June 30, 2026, at $162,000 based on the market price on the date of issuance and is expensing that amount over the one-year term of the agreement beginning April 20, 2026. During the three and six months ended June 30, 2025, the Company issued an aggregate of 40,000 post reverse split (200,000,000 prior to the reverse split) shares of common stock pursuant to a Service Agreement (including amendments) with a third party and recorded a stock based compensation of $40,000.

Travel expenses decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, as the Company had lower travel expenses related to Systems and OED.

Professional and consulting fees increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase was a result of additional professional service costs related to the filing of an S-1 registration.

Advertising and marketing expenses increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as result of the Company attending a trade show for EV Insurance during the current year quarter. Advertising and marketing expenses decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to lower trade show and related costs.

Building, rent and office expense (including storage, supplies, utilities, and internet costs) increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for the three and six month periods was partially related to increases in 1) rent expense of $9,981 (three months) and $18,942 (six months), pursuant to the Company selling and subleasing the office building (See Notes 8 and 12), 2) utilities and office expense increases of approximately $6,250 (three months) and $10,565 (six months), and 3) repairs and maintenance increases of approximately $13,600 (three months) and $5,500 (six months).

Research and development costs decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, due to the development and testing of the ARC products occurred in the 2025 periods.

Insurance expenses decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The decrease was the result a decrease in health insurance related to the decrease in employees and the Company not renewing certain insurance policies for OES. The Company estimates that the monthly insurance expense to be approximately $12,000 per month.

Other (Income) Expenses

Other expense, net, for the three and six months ended June 30, 2026, were $7,669,398 and $9,491,703, respectively, compared to $1,380,535 and $2,006,877, for the three and six months ended June 30, 2025, respectively, and were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$1,469,843	$751,273	$3,261,875	$1,489,374
Loss on change in fair value of derivatives	6,199,555	629,262	6,229,828	517,503

Total other expense, net	$7,669,398	$1,380,535	$9,491,703	$2,006,877

The increase in interest expense for the three and six months ended June 30, 2026, is primarily a result of (1) the amortization expense of $293,619 and $1,268,122, respectively, related to debt discounts on convertible notes payable and promissory notes payable, compared to $25,601 and $39,841 for the three and six months ended June 30, 2025 and (2) interest expense recorded of $392,370 and $423,149 for the three and six months ended June 30, 2026, respectively, for the initial expense recorded for the excess of the fair value of derivatives over the related discounts on newly issued convertible notes, compared to $-0- for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, accrued interest expense on notes payable and convertible notes was $791,876 and $1,578,747 respectively, compared to $725,725 and $1,449,630 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the Company recognized losses of $6,199,555 and $6,229,828, respectively, on the change in the fair value of derivatives. For the three and six months ended June 30, 2025, the Company recognized a loss of $629,262 and $517,503, respectively, on the change in the fair value of derivatives. The increase for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily the result of the June 17, 2026, Exchange Agreement (see Note 5).

Net loss

Net loss attributable to the Company for the three and six months ended June 30, 2026, was $8,393,681 and $10,877,394, respectively, compared to $2,205,998 and $3,763,169 for the three and six months ended June 30, 2025, respectively. The change for the three and six months ended June 30, 2026, was primarily a result of the increase in other expenses, partially offset by the decreases in operating expenses for the three and six months ended June 30, 2026.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of $244,458,578 and a working capital deficit of $48,795,089. As of June 30, 2026, the Company was in default of $22,129,977 plus accrued interest on debt instruments due to non-payment upon maturity dates or failure to comply with the loan’s contractual payment terms. Current cash balances are not sufficient to satisfy obligations currently due. Management is exploring capital raising options which may or may not become available on a timely basis to meet the obligations that are past due. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date of the issuance of these financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the six months ended June 30, 2026, we primarily funded our business operations with the existing cash on hand as of January 1, 2026, cash received from collection of accounts receivable, $47,069 received from sales of common stock, $582,000 received from the issuance of convertible promissory notes of $643,111, and $290,000 received from the issuance of $320,000 promissory notes.

As of June 30, 2026, we had cash of $60,449 as compared to $266,431 as of December 31, 2025. As of June 30, 2026, we had current liabilities of $49,148,696, compared to current assets of $353,607, which resulted in a working capital deficit of $48,795,089. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible debt, derivative liabilities, lease obligations, deferred liability, notes payable, and liabilities of discontinued operations.

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $950,051 compared to $1,186,537 for the six months ended June 30, 2025.

For the six months ended June 30, 2026, our net cash used in operating activities was primarily attributable to the net loss of $10,877,394, adjusted for the non-cash items of the loss on the fair value change of derivatives of $6,229,828, non-cash interest expense of $1,666,671, amortization and depreciation of $90,702, loss from write off security deposit of $13,408, and stock based compensation expense of $79,455, partially offset by non-cash interest income of $7,979. Net changes of $1,855,258 in operating assets and liabilities reduced the cash used in operating activities.

For the six months ended June 30, 2025, our net cash used in operating activities was primarily attributable to the net loss of $3,763,169, adjusted by the loss on the change in fair value of derivatives of $517,503, non-cash interest expense of $39,841, stock based compensation of $40,000, and amortization and depreciation of $105,843. Net changes of $1,873,445 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

For the six months ended June 30, 2026, the net cash used in investing activities was $175,000, resulting from loans to related party in exchange for promissory notes.

For the six months ended June 30, 2025, the net cash used in investing activities was $3,490, due to purchase of office and computer equipment.

Financing Activities

For the six months ended June 30, 2026, the net cash provided by financing activities was $919,069 of which $582,000 was net proceeds received from issuance of convertible notes, $47,069 from the sales of common stock to GHS, net of issuance costs, and $290,000 from the issuances of promissory notes payable.

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

Our significant accounting policies are described in more details in Note 3 to our financial statements appearing in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on May14, 2026. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. The SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management believes that given current facts and circumstances, there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies and estimates. There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2026, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

We are committed to improving the internal controls that could be limited based on available Company resources that includes (1) using third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

We have discussed the material weakness noted above with our independent registered public accounting firm who have adjusted their procedures accordingly.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three and six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2026, the Company issued 185,000 shares of common stock in partial payment of principal of a convertible promissory note of $12,950.

On April 20, 2026, the Company issued 300,000 shares of restricted common stock, pursuant to a Service Agreement with a third party and recorded stock based compensation of $162,000.

On May 8, 2026, the Company issued 213,100 shares of common stock in payment of accrued interest and fees of $23,023.

On June 5, 2026, the Company issued 223,700 shares of common stock in payment of accrued interest and fees of $18,898.

On June 15, 2026, the Company issued 230,000 shares of common stock in partial payment of principal of a convertible promissory note of $13,800.

On June 29, 2026, the Company issued 245,000 shares of common stock in partial payment of principal of a convertible promissory note of $15,925.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	During the quarter ended June 30, 2026, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 5, 2018 by and among Newmarkt Corp., the shareholders of Ozop Surgical, Inc., Ozop Surgical, Inc. and Denis Razvodovskij (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 19, 2018).

2.2	Stock Purchase Agreement dated June 26, 2020, by and among Ozop Surgical Corp., Power Conversion Technologies, Inc. and Catherine Chis (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 29, 2020).

2.3	Merger Agreement and Plan of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.1	Articles of Incorporation (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.2	Bylaws (Incorporated by reference to our General Form for Registration of Securities on Form S-1 filed on August 1, 2016)

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 14, 2018).

3.4	Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 2, 2019).

3.5	Amended and Restated Bylaws of Ozop Surgical Corp. adopted on May 22, 2019. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2019).

3.6	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on July 25, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 30, 2019).

3.7	Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 24, 2019).

3.8	Certificate of Withdrawal of Series B Preferred Stock. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on September 24, 2019).

3.9	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on October 29, 2019. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 31, 2019).

3.10	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on December 30, 2020, (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 31, 2019).

3.11	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on January 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 7, 2020).

3.12	Amended and Restated Certificate of Designation of Series C Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2020).

3.13	Amendment to Certificate of Designation of Series C Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 10, 2020).

3.14	Certificate of Designation of Series D Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 10, 2020).

3.15	Certificate of Designation of Series E Preferred Stock dated July 7, 2020 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 10, 2020).

3.16	Articles of Incorporation of Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 13, 2020).

3.17	Articles of Merger between Ozop Surgical Corp. and Ozop Surgical Name Change Subsidiary, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 13, 2020).

3.18	Amended and Restated Certificate of Designation Series D Preferred Stock dated July 27, 2021 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 2, 2021).

3.19	Advisory agreement between Ozop Capital and RMA dated September 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2021)

10.1	Binding Letter of Intent dated February 28, 2020, by and between Ozop Surgical Corp. and Power Conversion Technologies, Inc, and Catherine Chis, (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

10.2+	Employment Agreement dated February 28, 2020, by and between Ozop Surgical Corp. and Brian Conway, (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 28, 2020).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2026

/s/ Brian P Conway
Brian P. Conway
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

